Form 10-Q
PLASMA THERM INC
filed 1995-03-30
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended February 28, 1995               Commission File Number 0-12353


                               PLASMA-THERM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                             04-2554632
------------------------------                             -------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                              Identification No.)


            9509 INTERNATIONAL COURT, ST. PETERSBURG, FLORIDA 33716
            -------------------------------------------------------
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (813) 577-4999
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X          No
                               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                       10,131,561
--------------------------------------             -----------------------------
                Class                              Outstanding at March 21, 1995



                               Page 1 of 12 Pages

                                     INDEX





PART I.   FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
        Item 1.  Consolidated Financial Statements

                 Balance Sheets - February 28, 1995 and
                  November 30, 1994........................................................................  3

                 Statements of Income - Three Months Ended
                  February 28, 1995 and February 28, 1994..................................................  5

                 Statements of Cash Flows - Three Months Ended
                  February 28, 1995 and February 28, 1994 .................................................  6

                 Notes to Consolidated Financial Statements................................................  8


        Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................................... 10


PART II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K ......................................................... 11

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                FEBRUARY 28,          NOVEMBER 30,
                ASSETS                              1995                  1994
                                                -----------           -----------
Current assets
    Cash and cash equivalents                   $ 5,890,920           $ 2,625,850
    Accounts receivable                           5,578,860             4,725,876
    Income tax deposits                             462,838                   -
    Inventories                                   8,334,212             7,219,340
    Current portion - note receivable                60,000                60,000
    Prepaid expenses and other                       90,346               218,569
    Deferred tax asset                              208,000               208,000
                                                -----------           -----------

       Total current assets                      20,625,176            15,057,635
                                                -----------           -----------

Property and equipment, at cost
    Machinery and equipment                       2,190,416             2,118,537
    Leasehold improvements                          394,253               375,099
                                                -----------           -----------

                                                  2,584,669             2,493,636

    Less accumulated depreciation and
       amortization                               1,661,595             1,633,535
                                                -----------           -----------

                                                    923,074               860,101
                                                -----------           -----------

Other assets
    Note receivable, less current portion            30,000                45,000
    Deferred tax asset                              498,380               498,380
    Deferred offering costs                             -                  86,878
    Other                                            22,385                35,904
                                                -----------           -----------

                                                    550,765               666,162
                                                -----------           -----------

                                                $22,099,015           $16,583,898
                                                ===========           ===========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                FEBRUARY 28,          NOVEMBER 30,
             LIABILITIES                            1995                  1994
                                                -----------           -----------
Current liabilities
    Short-term borrowings                       $       -             $ 1,000,000
    Current portion of notes payable                333,333               375,000
    Current maturities of obligations under
       capital leases                                99,194               111,565
    Accounts payable                              2,155,811             1,544,791
    Billings in excess of costs and estimated
       earnings on uncompleted contracts             27,330                27,330
    Accrued payroll and related                     246,688               390,913
    Accrued expenses                                332,956               327,958
    Income taxes payable                                -                 151,962
    Customer deposits                               738,000               738,000
                                                -----------           -----------

       Total current liabilities                  3,933,312             4,667,519
                                                -----------           -----------

Long-term obligations
    Notes payable                                   416,667               500,000
    Obligations under capital leases                293,959               311,484
                                                -----------           -----------

                                                    710,626               811,484
                                                -----------           -----------

         SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 12,000,000 shares
    Issued and outstanding - 10,131,561
    shares - 1995 and 8,428,561 shares -
    1994                                            101,317                84,287
Additional paid-in capital                       14,210,576             7,885,857
Retained earnings                                 3,143,184             3,134,751
                                                -----------           -----------

                                                 17,455,077            11,104,895
                                                -----------           -----------

                                                $22,099,015           $16,583,898
                                                ===========           ===========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                         THREE MONTHS ENDED
                                                  -------------------------------

                                                  FEBRUARY 28,       FEBRUARY 28,
                                                      1995               1994
                                                  ------------       ------------
Net sales                                          $4,956,860         $5,369,554
License income                                         30,000                -
                                                   ----------         ----------
                                                    4,986,860          5,369,554
                                                   ----------         ----------

Costs and expenses
    Cost of products sold                           3,417,513          3,223,345
    Research and development                          514,812            544,483
    Selling and administrative                      1,078,000          1,142,839
    Interest expense                                   35,656             10,825
    Other (income) expense, net                       (80,604)            14,506
                                                   ----------         ----------
                                                    4,965,377          4,935,998
                                                   ----------         ----------


Income before income taxes and cumulative
    effect of change in accounting principle           21,483            433,556

Income taxes                                           13,050            104,465
                                                   ----------         ----------

Income before cumulative effect of change
    in accounting principle                             8,433            329,091

Cumulative effect of change in
    accounting for income taxes                           -              350,000
                                                   ----------         ----------

Net income                                         $    8,433         $  679,091
                                                   ==========         ==========

Income per share (primary and fully dilutive)
    Income per share before cumulative effect
       of change in accounting principle           $      -           $     0.04
    Cumulative effect of change
        in accounting principle                           -                 0.04
                                                   ----------         ----------

                                                   $      -           $     0.08
                                                   ==========         ==========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                  --------------------------------

                                                                  FEBRUARY 28,        FEBRUARY 28,
                                                                      1995                1994
                                                                  ------------        ------------
Cash flows from operating activities
    Net income                                                    $     8,433           $679,091
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                 106,740            101,764
        Loss on disposal of assets                                      5,100                -
        Deferred taxes                                                    -             (344,439)
        Compensation - stock options                                    6,250             66,727
        Changes in assets and liabilities
          Increase in accounts receivable                            (852,984)          (647,807)
          Increase in income tax deposits                            (109,539)               -
          Increase in inventories                                  (1,114,872)          (609,947)
          Decrease in prepaid expenses and other                      128,223             28,270
          Increase in accounts payable                                611,020             88,778
          Increase (decrease) in accrued payroll and related         (144,225)            62,560
          Increase in accrued  expenses                                 4,998             38,080
          Increase (decrease) in income taxes payable                (151,962)            65,904
          Increase in customer deposits                                   -              787,080
                                                                  -----------           --------

                    Net cash provided by (used in)
                       operating activities                        (1,502,818)           316,061
                                                                  -----------           --------

Cash flows from investing activities
    Capital expenditures                                             (174,813)           (29,174)
    Payments received on loan to former subsidiary                     15,000             15,000
    Other                                                              13,519                 51
                                                                  -----------           --------

                    Net cash used in investing activities            (146,294)           (14,123)
                                                                  -----------           --------


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                  -------------------------------

                                                                  FEBRUARY 28,       FEBRUARY 28,
                                                                      1995               1994
                                                                  ------------       ------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                               -                  -
    Principal payments on notes payable                              (125,000)           (67,778)
    Principal payments under capital lease obligations                (29,896)           (13,806)
    Payments under line of credit agreements                       (1,000,000)               -
    Issuance of common stock                                        5,982,200             29,680
    Deferred offering costs                                            86,878                -
                                                                  -----------         ----------

                    Net cash provided by (used in)
                        financing activities                        4,914,182            (51,904)
                                                                  -----------         ----------

                    Net increase in cash and cash
                        equivalents                                 3,265,070            250,034
                                                                  -----------         ----------

Cash and cash equivalents, beginning of year                        2,625,850          1,496,113
                                                                  -----------         ----------

Cash and cash equivalents, end of year                            $ 5,890,920         $1,746,147
                                                                  ===========         ==========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1995 AND NOVEMBER 30, 1994




NOTE 1   BASIS OF PRESENTATION
         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1995 and the results of operations and cash flows for the three months ended February 28, 1995 and 1994.

         The results of operations for the three months ended February 28, 1995 and 1994 are not necessarily indicative of results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2   PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Plasma-Therm, Inc. (the Company) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

NOTE 3   INCOME PER SHARE
         Earning per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully dilutive income per share are the same for all periods presented. The following is the weighted average outstanding share information.

                                                                       Three Months Ended
                                                         ----------------------------------------------
                                                         February 28, 1995            February 28, 1994
                                                         -----------------            -----------------
                  Primary                                    10,587,924                   8,924,575
                  Fully Dilutive                             10,587,610                   8,924,758

NOTE 4   SHORT TERM BORROWINGS

         In January 1995, the Company replaced its existing line of credit with a $2,000,000 line due May 19, 1996. Interest is payable monthly at the bank's prime rate. The line is collateralized by accounts receivable. The bank has a security interest in the proceeds for the collection of accounts receivable in the Company's depository account(s).

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1995 AND NOVEMBER 30, 1994

NOTE 5   NOTES PAYABLE

         In January 1995, the note payable, payable in monthly installments of $27,788 plus interest at 8.28%, was amended to change the collateral requirements from all the assets of the Company to accounts receivable and inventory only. The bank has a security interest in the proceeds for the collection of accounts receivable in the Company's depository account(s).

NOTE 6   SHAREHOLDERS' EQUITY
         Changes in the Company's common stock and additional paid-in capital during the three months ended February 28, 1995 consist of the following:

                                                               COMMON STOCK
                                                      ----------------------------           ADDITIONAL
                                                        SHARES                                PAID-IN-
                                                        ISSUED             AMOUNT             CAPITAL
                                                        ------             ------             -------
         Balance at November 30, 1994                  8,428,561          $ 84,287          $ 7,885,857
         Exercise of stock options                        53,000               530              129,611
         Compensation on unexercised
            stock options                                                                         6,250
         Exercise of Warrants                            150,000             1,500              426,724
         Sale of 1,500,000 shares of
            common stock                               1,500,000            15,000            5,762,134
                                                      ----------          --------          -----------

         Balance at February 28, 1995                 10,131,561          $101,317          $14,210,576
                                                      ==========          ========          ===========

         In conjunction with previous financing agreements, two warrants expiring in 1995 were issued to a third party in November 1988 and June 1989 to purchase 50,000 and 100,000 shares of common stock, respectively, at a price of $1.25 per share. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $1.1029 per share. Both warrants were exercised in February 1995 for $165,435.

         The Company completed a private placement offering of its Common Stock in December 1994, raising $6,375,000 from the sale of 1,500,000 shares. Costs, including commissions, associated with the offering were approximately $648,000. Part of these proceeds were used to pay off the Company's line of credit balance of $1,000,000 at November 30, 1994.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1995 AND NOVEMBER 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company's cash position increased by $3,265,070 from February 28, 1995 to February 28, 1994. Working capital at February 28, 1995 was $16,691,864, which is an increase of $6,301,748 over the same quarter last year. The increases were due primarily to the completion of a private placement offering of the Company's Common Stock in December 1994, raising net cash of approximately $5,750,000. A portion of the proceeds have been used to pay off the Company's line of credit balance of $1,000,000 and invest in working capital requirements, including inventory and accounts payable which primarily accounts for the difference between the increase and cash and the increase in working capital of approximately $3,000,000.

         Uses of cash, in addition to the pay off of the Company's $1,000,000 line of credit, included the repayment of $154,896 of notes payable and capital leases. The Company also purchased $174,813 in equipment of which approximately $98,000 relates to the computer software required for the current and anticipated growth.

         The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. The Company believes that its current cash reserves, together with the proceeds of the private placement, working capital expected to be generated by operations and additional funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future. Should order input exceed projected 1995 levels, additional working capital may be required.

         The company believes that inflation has had no material impact upon its operations.


         RESULTS OF OPERATIONS

         For the quarter ended February 28, 1995 net sales decreased by $382,694 or 7.1%, as compared to the quarter ended February 28, 1994. Overall, revenue was below expectations because of the delay in Clusterlock(R) shipments.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1995 AND NOVEMBER 30, 1994

         Cost of products sold is 68.5% of net sales for fiscal 1995, an increase of 8.5% over the same quarter of fiscal 1994. The increase relates primarily to lower margins in the core product area combined with the recognition of approximately $105,000 for field service costs (principally warranty costs) and an inventory provision of $75,000 during the first quarter.

         Research and development expense of 10.3% of revenues for the quarter ended February 28, 1995 is consistent with the same quarter in 1994.

         Selling and administrative expense for the quarter ended February 28, 1995 was $1,078,000, down from $1,142,839 for the quarter ended February 28, 1994. While actual expenses have decreased, the percentage of net sales is 21.6% and 21.3% for fiscal 1995 and 1994 respectively. Accordingly, selling and administrative expense for the first quarter of 1995 is consistent with the first quarter of 1994.

         Income before income taxes of $21,483 for fiscal 1995 as compared to $433,556 for fiscal 1994 is lower due to an increase in cost of products sold, as discussed above.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K





(a)      Exhibits ................................................. N/A





(b)      No reports on Form 8-K were filed during the first quarter of fiscal
         1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASMA-THERM, INC.




                                        /s/ Ronald H. Deferrari
Dated:  March 30, 1995                  ----------------------------------
                                        Ronald H. Deferrari, President and
                                        Chief Financial Officer

                              Plasma-Therm, Inc.


                                Exhibit Index


Exhibit             Description

Exhibit 27          Financial Data Schedule for the quarter ending
                    February 28, 1995.