Form 10-Q
period 1995-05-31
PLASMA THERM INC
filed 1995-06-30
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1995                    Commission File Number 0-12353


                               PLASMA-THERM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                           04-2554632
- - -------------------------------                     --------------------------
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

                            Yes  X          No
                                ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                     10,234,561
- - --------------------------------------           -----------------------------
               Class                             Outstanding at June 28, 1995

                                     INDEX



PART I.   FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
        Item 1.   Consolidated Financial Statements

                 Balance Sheets - May 31, 1995 and
                  November 30, 1994 . . . . . . . . . . . . . . . . . . . . . . .       3

                 Statements of Income - Three Months and Six Months Ended
                  May 31, 1995 and May 31, 1994 . . . . . . . . . . . . . . . . .       5

                 Statements of Cash Flows - Six Months Ended  . . . . . . . . . .
                  May 31, 1995 and May 31, 1994 . . . . . . . . . . . . . . . . .       6

                 Notes to Consolidated Financial Statements . . . . . . . . . . .       8


        Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations  . . . .      10


PART II.   OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .      11

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                           May 31,                    November 30,
                       ASSETS                                               1995                          1994
                                                                         -----------                  ------------
                                                                         (Unaudited)                    (Note 1)
Current assets
    Cash and cash equivalents                                            $ 5,244,694                   $ 2,625,850
    Accounts receivable                                                    6,514,420                     4,725,876
    Income tax deposits                                                      598,653                          --
    Inventories                                                            8,955,307                     7,219,340
    Current portion - note receivable                                         75,771                        60,000
    Prepaid expenses and other                                               282,432                       218,569
    Deferred tax asset                                                       208,000                       208,000
                                                                         -----------                   -----------
       Total current assets                                               21,879,277                    15,057,635
                                                                         -----------                   -----------

Property and equipment, at cost
    Machinery and equipment                                                2,323,100                     2,118,537
    Leasehold improvements                                                   416,696                       375,099
                                                                         -----------                   -----------
                                                                           2,739,796                     2,493,636

    Less accumulated depreciation and
       amortization                                                        1,685,238                     1,633,535
                                                                         -----------                   -----------
                                                                           1,054,558                       860,101
                                                                         -----------                   -----------

Other assets
    Note receivable, less current portion                                     15,000                        45,000
    Deferred tax asset                                                       498,380                       498,380
    Deferred offering costs                                                     --                          86,878
    Other                                                                     12,152                        35,904
                                                                         -----------                   -----------
                                                                             525,532                       666,162
                                                                         -----------                   -----------
                                                                         $23,459,367                   $16,583,898
                                                                         ===========                   ===========

      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                            May 31,                    November 30,
                     LIABILITIES                                             1995                          1994
                                                                         ------------                  ------------
                                                                          (Unaudited)                    (Note 1)
Current liabilities
    Short-term borrowings                                                $   800,000                   $ 1,000,000
    Current portion of notes payable                                         333,333                       375,000
    Current maturities of obligations under
       capital leases                                                         86,098                       111,565
    Accounts payable                                                       2,478,139                     1,544,791
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                        --                          27,330
    Accrued payroll and related                                              315,585                       390,913
    Accrued expenses                                                         564,227                       327,958
    Income taxes payable                                                        --                         151,962
    Customer deposits                                                        351,400                       738,000
                                                                         -----------                   -----------
       Total current liabilities                                           4,928,782                     4,667,519
                                                                         -----------                   -----------
Long-term obligations
    Notes payable                                                            333,333                       500,000
    Obligations under capital leases                                         275,866                       311,484
                                                                         -----------                   -----------
                                                                             609,199                       811,484
                                                                         -----------                   -----------
                SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,234,561
    shares - 1995 and 8,428,561 shares -
    1994                                                                     102,347                        84,287
Additional paid-in capital                                                14,499,818                     7,885,857
Retained earnings                                                          3,319,221                     3,134,751
                                                                         -----------                   -----------
                                                                          17,921,386                    11,104,895
                                                                         -----------                   -----------
                                                                         $23,459,367                   $16,583,898
                                                                         ===========                   ===========

      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                     Three Months Ended                       Six Months Ended
                                                                            May 31,                                 May 31,
                                                                ------------------------------         -----------------------------
                                                                   1995                 1994               1995              1994
                                                                ----------           ----------        -----------       -----------
Net sales                                                       $7,159,661           $5,540,371        $12,116,521       $10,909,925
License income                                                        --                   --               30,000              --
                                                                ----------           ----------        -----------       -----------
                                                                 7,159,661            5,540,371         12,146,521        10,909,925
                                                                ----------           ----------        -----------       -----------
Costs and expenses
    Cost of products sold                                        4,776,213            3,500,530          8,193,726         6,723,875
    Research and development                                       673,725              561,919          1,188,537         1,106,402
    Selling and administrative                                   1,484,766            1,156,418          2,562,766         2,299,257
    Interest expense                                                38,889                8,229             74,545            19,054
    Other (income) expense, net                                    (94,157)               8,870           (174,761)           23,376
                                                                ----------           ----------        -----------       -----------
                                                                 6,879,436            5,235,966         11,844,813        10,171,964
                                                                ----------           ----------        -----------       -----------

Income before income taxes and cumulative
    effect of change in accounting principle                       280,225              304,405            301,708           737,961

Income taxes                                                       104,188               80,891            117,238           185,356
                                                                ----------           ----------        -----------       -----------

Income before cumulative effect of change
    in accounting principle                                        176,037              223,514            184,470           552,605

Cumulative effect of change in
    accounting for income taxes                                       --                   --                 --             350,000
                                                                ----------           ----------        -----------       -----------
Net income                                                      $  176,037           $  223,514        $   184,470       $   902,605
                                                                ==========           ==========        ===========       ===========

Income per share (primary and fully dilutive)
    Income per share before cumulative effect
       of change in accounting principle                        $     0.02           $     0.02        $      0.02       $      0.06
    Cumulative effect of change
        in accounting principle                                       --                   --                 --                0.04
                                                                ----------           ----------        -----------       -----------
                                                                $     0.02           $     0.02        $      0.02       $      0.10
                                                                ==========           ==========        ===========       ===========


      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six Months Ended May 31,
                                                                       --------------------------------------
                                                                           1995                       1994
                                                                       -----------                 ----------
Cash flows from operating activities
    Net income                                                          $  184,470                 $  902,605
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                      212,143                    216,365
        Gain on disposal of assets                                           5,100                    (21,070)
        Deferred taxes                                                        --                     (346,278)
        Compensation - stock options                                        17,043                    144,966
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable                    (1,788,544)                   330,200
          Increase in income tax deposits                                 (115,100)                      --
          Increase in inventories                                       (1,735,967)                (1,249,991)
          Increase in prepaid expenses and other                           (63,863)                   (71,678)
          (Decrease) in accounts payable                                   933,348                    (73,846)
          Decrease in billings in excess of costs and
              estimated earnings on uncompleted contracts                  (27,330)                      --
          Increase (decrease) in accrued payroll and related               (75,328)                    81,891
          Increase in accrued expenses                                     236,269                    (83,458)
          Increase (decrease) in income taxes payable                     (151,962)                   111,809
          Increase (decrease) in customer deposits                        (386,600)                 1,204,580
                                                                        ----------                 ----------
                    Net cash provided by (used in)
                       operating activities                             (2,756,321)                 1,146,095
                                                                        ----------                 ----------
Cash flows from investing activities
    Capital expenditures                                                  (411,700)                  (184,225)
    Proceeds from sale of assets                                              --                       61,500
    Payments received on loan to former subsidiary                          30,000                     30,000
    Issuance of note receivable                                            (15,771)                      --
    Other                                                                   23,752                      1,222
                                                                        ----------                 ----------
                    Net cash used in investing activities                 (373,719)                   (91,503)
                                                                        ----------                 ----------


      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (Unaudited)



                                                                             Six Months Ended May 31,
                                                                        -------------------------------------
                                                                           1995                       1994
                                                                        ----------                 ----------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                   --                    1,033,649
    Principal payments on notes payable                                   (208,334)                  (162,132)
    Principal payments under capital lease obligations                     (61,085)                      --
    Net payments under line of credit agreements                          (200,000)                      --
    Issuance of common stock                                             6,131,425                     59,060
    Deferred offering costs                                                 86,878                       --
                                                                        ----------                 ----------
                    Net cash provided by (used in)
                        financing activities                             5,748,884                    930,577
                                                                        ----------                 ----------
                    Net increase in cash and cash
                        equivalents                                      2,618,844                  1,985,169
                                                                        ----------                 ----------
Cash and cash equivalents, beginning of period                           2,625,850                  1,496,113
                                                                        ----------                 ----------
Cash and cash equivalents, end of period                                $5,244,694                 $3,481,282
                                                                        ==========                 ==========




      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1995 AND NOVEMBER 30, 1994
                                  (UNAUDITED)

NOTE 1           BASIS OF PRESENTATION

                 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1995 and 1994 and the results of operations and cash flows for the six months ended May 31, 1995 and 1994.

                 The results of operations for the six months ended May 31, 1995 and 1994 are not necessarily indicative of results for the full year.

                 The November 30, 1994 balance sheet amounts and disclosures included herein have been delivered from the November 30, 1994 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2           PRINCIPLES OF CONSOLIDATION

                 The consolidated financial statements include the accounts of Plasma-Therm, Inc. (the Company) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.


NOTE 3           INCOME PER SHARE

                 Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully dilutive income per share are the same for all periods presented. The following is the weighted average outstanding share information.


                                                 Three Months Ended
                                         ---------------------------------
                                         May 31, 1995         May 31, 1994
                                         ------------         ------------
                  Primary                 10,723,039            9,007,961

                  Fully Dilutive          10,723,020            8,887,730

                                                  Six Months Ended
                                         ---------------------------------
                                         May 31, 1995         May 31, 1994
                                         ------------         ------------
                  Primary                 10,662,953            9,027,477
                  Fully Dilutive          10,676,119            9,015,085

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1995 AND NOVEMBER 30, 1994
                                  (UNAUDITED)


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

NOTE 6           SHAREHOLDERS' EQUITY

                 Changes in the Company's common stock and additional paid-in capital during the six months ended May 31, 1995 consist of the following:

                                                                        COMMON STOCK
                                                              ------------------------------           ADDITIONAL
                                                                 SHARES                                 PAID-IN-
                                                                 ISSUED             AMOUNT              CAPITAL
                                                                 ------             ------              -------
                 Balance at November 30, 1994                   8,428,561          $ 84,287           $ 7,885,857
                 Exercise of stock options                         56,000               560               135,788
                 Compensation on unexercised
                    stock options                                                                          17,043
                 Exercise of warrants                             250,000             2,500               632,680
                 Sale of 1,500,000 shares of
                    common stock                                1,500,000            15,000             5,744,097

                 Repayment of obligations under
                   Section 16(b) of the Securities
                   Exchange Act of 1934                              --                --                  84,353
                                                               ----------          --------           -----------

                 Balance at February 28, 1995                  10,234,561          $102,347           $14,499,818
                                                               ==========          ========           ===========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1995 AND NOVEMBER 30, 1994
                                  (UNAUDITED)


NOTE 6           SHAREHOLDERS' EQUITY (CONTINUED)

                 In connection with the Company's borrowing from its former primary bank, The Company's president and chief operating officer executed a limited guarantee of the Company's indebtedness which was released in 1989. The Company agreed to compensate the Company's president for giving such guarantee by issuing to him a warrant expiring in April 2002, for the purchase of 500,000 shares of the Company's common stock at a purchase price per share of $.875. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $.7721 per share. One hundred thousand warrants were exercised in April 1995 for $77,210.

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

                 The Company completed a private placement offering of its Common Stock in December 1994, raising $6,375,000 from the sale of 1,500,000 shares. Costs, including commissions, associated with the offering were approximately $631,000.
                 Part of these proceeds were used to pay off the Company's line of credit balance of $1,000,000 at November 30, 1994.

NOTE 7           DISTRIBUTORSHIP AGREEMENT

                 The Company is not renewing its exclusive distributorship agreement with its current Japanese distributor, Nissin Hi-Tech, Inc./Nissin Electric Co., Ltd., which expires in August 1995. The Company expects to have a replacement distributor by the end of the third quarter. The transition from Nissin Electric to the new distributor is anticipated to be smooth.

NOTE 8           CONSTRUCTION OF NEW FACILITY

                 The Company is progressing toward its goal of constructing a manufacturing facility and expects to finalize its bank financing and begin construction in the third quarter.

                       PLASMA-THERM, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

                 The Company's cash position increased by $2,618,844 from November 30, 1994 to May 31, 1995. Working capital at May 31, 1995 was $16,950,495 which is an increase of $6,560,379 over November 30, 1994. The increases were due primarily to the completion of a private placement offering of the Company's Common Stock in December 1994, raising net cash of approximately $5,744,000. A portion of the proceeds have been used to invest in working capital requirements, including inventory which increased approximately $1,700,000.
                 Additional inventory has turned into accounts receivable at May 31, 1995 which can be seen by the increase in accounts receivable of approximately $1,800,000 over November 30, 1994. These two items primarily account for the difference between the increase in cash and the cash received from the private placement of approximately $3,100,000 and the difference between the increase in cash and the increase in working capital of approximately $3,900,000.

                 Uses of cash included the repayment of approximately $269,000 of notes payable and capital lease obligations and $200,000 of short-term borrowings under the line of credit agreement. In addition, the Company has incurred $411,700 in capital expenditures, of which approximately $208,000 incurred to date relates to the computer software and hardware required for current and anticipated growth and approximately $128,000 relates to the initial costs associated with the construction of the new building (See Note 8 to the financial statements).

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


                 RESULTS OF OPERATIONS

                 Net sales of $7.2 million for the second quarter of 1995 increased by 29% from net sales of $5.5 million for the second quarter of 1994. For the first half of 1995, the Company reported net sales of $12.1 million, 11% higher than net sales of $10.9 million for the first six months of 1994. The increase in net sales for both the second quarter and six month period was attributable to an increase in Clusterlock(R) 7000 sales.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 Cost of products sold of $4.8 million for the second quarter of 1995 was 67% of net sales, compared to 63% for the same period last year. Cost of products sold of $8.2 million for the first six months of 1995 was 68% of net sales compared to 62% for the same period last year. The increase for both the quarter and the six month period relates primarily to lower margins on Clusterlock(R) 7000 orders which shipped during the second quarter. The initial Clusterlock(R) 7000 sales were taken at lower margins to enable the Company to gain market share. In addition, the planned recognition of approximately $311,000 for field service costs (principally warranty costs) and a planned inventory provision of $150,000 through May 31, 1995 contributed to higher cost of products sold.

                 Research and development expense for the second quarter and first half of 1995 was consistent with the same periods of 1994. For the second quarter of 1995 research and development expense was $673,725 compared to $561,919 in the same quarter in 1994 which are 9.4% and 10.1% of net sales, respectively. Research and development expense for the first half of 1995 was $1,188,537 (9.8% of sales), compared to $1,106,402 (10.1%
                 of sales) for the first half of 1994.

                 Selling and administrative expense was $1,484,766 in the second quarter of 1995, up from $1,156,418 in the second quarter of 1994. Selling and administrative expense for the first six months of 1995 was $2,562,766, up from $2,299,257 for the first six months of 1994. Although actual expenses have increased, as a percentage of net sales, selling and administrative expense has remained constant at 21% both for the second quarter and first six months of 1995 and 1994.

                 The Company recorded income before income taxes of $280,225 in the second quarter of 1995, down from $304,405 in the second quarter of 1994. Income before income taxes for the first half of 1995 was $301,708, a $436,253 decrease from $737,961 earned the first half of 1994. The decrease is the result of an increase in cost of products sold, as discussed above.

                       PLASMA-THERM, INC. AND SUBSIDIARY


                          PART II.  OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K





(a)              Exhibits

                 27   Financial Data Schedule (for SEC use only)




(b) No reports on Form 8-K were filed during the second quarter of fiscal 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASMA-THERM, INC.





Dated:  June 30, 1995                           /s/ RONALD H. DEFERRARI
                                           ----------------------------------
                                           Ronald H. Deferrari, President and
                                               Chief Financial Officer

                                EXHIBIT INDEX


Exhibit Number            Description
- - --------------            -----------

     27                   Financial Data Schedule (for SEC use only)