Form 10-Q/A
period 1995-05-31
PLASMA THERM INC
filed 1995-07-11
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-Q/A



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1995                    Commission File Number 0-12353


                              PLASMA-THERM, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)


           FLORIDA                                              04-2554632
- ------------------------------                              -------------------
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

                            Yes  X       No
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      10,234,561
- --------------------------------------             ----------------------------
               Class                               Outstanding at June 28, 1995

                                    INDEX
                                    -----


PART I.   FINANCIAL INFORMATION

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
     Item 1.   Consolidated Financial Statements

         Balance Sheets - May 31, 1995 and
          November 30, 1994.................................................  3

         Statements of Income - Three Months and Six Months Ended
          May 31, 1995 and May 31, 1994.....................................  5

         Statements of Cash Flows - Six Months Ended
          May 31, 1995 and May 31, 1994.....................................  6

         Notes to Consolidated Financial Statements.........................  8


     Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............ 11


PART II.   OTHER INFORMATION


     Item 2.   Changes in Securities........................................ 13

     Item 4.   Submission of Matters to a Vote of Security-Holders.......... 13

     Item 6.   Exhibits and Reports on Form 8-K............................. 14


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                           May 31,             November 30,
                    ASSETS                                  1995                   1994
                                                        ------------           ------------
                                                         (Unaudited)             (Note 1)
Current assets
    Cash and cash equivalents                           $ 5,244,694            $ 2,625,850
    Accounts receivable                                   6,514,420              4,725,876
    Income tax deposits                                     598,653                    -
    Inventories                                           8,955,307              7,219,340
    Current portion - note receivable                        75,771                 60,000
    Prepaid expenses and other                              282,432                218,569
    Deferred tax asset                                      208,000                208,000
                                                        -----------            -----------

       Total current assets                              21,879,277             15,057,635
                                                        -----------            -----------

Property and equipment, at cost
    Machinery and equipment                               2,323,100              2,118,537
    Leasehold improvements                                  416,696                375,099
                                                        -----------            -----------
                                                          2,739,796              2,493,636

    Less accumulated depreciation and
       amortization                                       1,685,238              1,633,535
                                                        -----------            -----------
                                                          1,054,558                860,101
                                                        -----------            -----------

Other assets
    Note receivable, less current portion                    15,000                 45,000
    Deferred tax asset                                      498,380                498,380
    Deferred offering costs                                     -                   86,878
    Other                                                    12,152                 35,904
                                                        -----------            -----------
                                                            525,532                666,162
                                                        -----------            -----------
                                                        $23,459,367            $16,583,898
                                                        ===========            ===========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                           May 31,             November 30,
                 LIABILITIES                                1995                  1994
                                                        -------------          -----------
                                                         (Unaudited)            (Note 1)
Current liabilities
    Short-term borrowings                               $   800,000            $ 1,000,000
    Current portion of notes payable                        333,333                375,000
    Current maturities of obligations under
       capital leases                                        86,098                111,565
    Accounts payable                                      2,478,139              1,544,791
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                        -                   27,330
    Accrued payroll and related                             315,585                390,913
    Accrued expenses                                        564,227                327,958
    Income taxes payable                                        -                  151,962
    Customer deposits                                       351,400                738,000
                                                        -----------            -----------

       Total current liabilities                          4,928,782              4,667,519
                                                        -----------            -----------

Long-term obligations
    Notes payable                                           333,333                500,000
    Obligations under capital leases                        275,866                311,484
                                                        -----------            -----------

                                                            609,199                811,484
                                                        -----------            -----------

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

                                            PLASMA-THERM, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                             May 31,                             May 31,
                                                    --------------------------        -----------------------------
                                                       1995            1994               1995              1994
                                                    ----------      ----------        -----------       -----------
Net sales                                           $7,159,661      $5,540,371        $12,116,521       $10,909,925
License income                                             -               -               30,000               -
                                                    ----------      ----------        -----------       -----------
                                                     7,159,661       5,540,371         12,146,521        10,909,925
                                                    ----------      ----------        -----------       -----------
Costs and expenses
    Cost of products sold                            4,776,213       3,500,530          8,193,726         6,723,875
    Research and development                           673,725         561,919          1,188,537         1,106,402
    Selling and administrative                       1,484,766       1,156,418          2,562,766         2,299,257
    Interest expense                                    38,889           8,229             74,545            19,054
    Other (income) expense, net                        (94,157)          8,870           (174,761)           23,376
                                                    ----------      ----------        -----------       -----------
                                                     6,879,436       5,235,966         11,844,813        10,171,964
                                                    ----------      ----------        -----------       -----------

Income before income taxes and cumulative
    effect of change in accounting principle           280,225         304,405            301,708           737,961

Income taxes                                           104,188          80,891            117,238           185,356
                                                    ----------      ----------        -----------       -----------

Income before cumulative effect of change
    in accounting principle                            176,037         223,514            184,470           552,605

Cumulative effect of change in
    accounting for income taxes                            -               -                  -             350,000
                                                    ----------      ----------        -----------       -----------

Net income                                          $  176,037      $  223,514        $   184,470       $   902,605
                                                    ==========      ==========        ===========       ===========

Income per share (primary and fully dilutive)
    Income per share before cumulative effect
       of change in accounting principle            $     0.02      $     0.02        $      0.02       $      0.06
    Cumulative effect of change
        in accounting principle                            -               -                  -                0.04
                                                    ----------      ----------        -----------       -----------
                                                    $     0.02      $     0.02        $      0.02       $      0.10
                                                    ==========      ==========        ===========       ===========




      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended May 31,
                                                                          ---------------------------------
                                                                             1995                  1994
                                                                          ----------          -------------
Cash flows from operating activities
    Net income                                                           $   184,470          $   902,605
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                        212,143              216,365
        Gain on disposal of assets                                             5,100              (21,070)
        Deferred taxes                                                           -               (346,278)
        Compensation - stock options                                          17,043              144,966
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable                      (1,788,544)             330,200
          Increase in income tax deposits                                   (115,100)                 -
          Increase in inventories                                         (1,735,967)          (1,249,991)
          Increase in prepaid expenses and other                             (63,863)             (71,678)
          (Decrease) in accounts payable                                     933,348              (73,846)
          Decrease in billings in excess of costs and
              estimated earnings on uncompleted contracts                    (27,330)                 -
          Increase (decrease) in accrued payroll and related                 (75,328)              81,891
          Increase in accrued  expenses                                      236,269              (83,458)
          Increase (decrease) in income taxes payable                       (151,962)             111,809
          Increase (decrease) in customer deposits                          (386,600)           1,204,580
                                                                         -----------          -----------

                    Net cash provided by (used in)
                       operating activities                               (2,756,321)           1,146,095
                                                                         -----------          -----------

Cash flows from investing activities
    Capital expenditures                                                    (411,700)            (184,225)
    Proceeds from sale of assets                                                 -                 61,500
    Payments received on loan to former subsidiary                            30,000               30,000
    Issuance of note receivable                                              (15,771)                 -
    Other                                                                     23,752                1,222
                                                                         -----------          -----------

                    Net cash used in investing activities                   (373,719)             (91,503)
                                                                         -----------          -----------


      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (Unaudited)



                                                                                        Six Months Ended May 31,
                                                                                   -------------------------------
                                                                                      1995                 1994
                                                                                   ----------           ----------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                               -              1,033,649
    Principal payments on notes payable                                              (208,334)            (162,132)
    Principal payments under capital lease obligations                                (61,085)                 -
    Net payments under line of credit agreements                                     (200,000)                 -
    Issuance of common stock                                                        6,131,425               59,060
    Deferred offering costs                                                            86,878                  -
                                                                                   ----------           ----------

                    Net cash provided by (used in)
                        financing activities                                        5,748,884              930,577
                                                                                   ----------           ----------

                    Net increase in cash and cash
                        equivalents                                                 2,618,844            1,985,169
                                                                                   ----------           ----------

Cash and cash equivalents, beginning of period                                      2,625,850            1,496,113
                                                                                   ----------           ----------

Cash and cash equivalents, end of period                                           $5,244,694           $3,481,282
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

                                                                      Three Months Ended
                                                           ----------------------------------------
                                                           May 31, 1995                May 31, 1994
                                                           ------------                ------------
                 Primary                                    10,723,039                   9,007,961
                 Fully Dilutive                             10,723,020                   8,887,730

                                                                       Six Months Ended
                                                           ----------------------------------------
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

NOTE 6   SHAREHOLDERS' EQUITY

         Changes in the Company's common stock and additional paid-in capital during the six months ended May 31, 1995 consist of the following:

                                                             COMMON STOCK
                                                     -----------------------------           ADDITIONAL
                                                       SHARES                                 PAID-IN-
                                                       ISSUED             AMOUNT              CAPITAL
                                                       ------             ------              -------
         Balance at November 30, 1994                 8,428,561          $ 84,287          $ 7,885,857
         Exercise of stock options                       56,000               560              135,788
         Compensation on unexercised
            stock options                                                                       17,043
         Exercise of warrants                           250,000             2,500              632,680
         Sale of 1,500,000 shares of
            common stock                              1,500,000            15,000            5,744,097
         Repayment of obligations under
           Section 16(b) of the Securities
           Exchange Act of 1934                               -                 -               84,353
                                                     ----------          --------          -----------
         Balance at February 28, 1995                10,234,561          $102,347          $14,499,818
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

                          PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES

         See the discussion under Item 4, Submission of Matters to a Vote of Security-Holders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company held its Annual Meeting of Stockholders on April 25, 1995. At the meeting, the stockholders voted on the election of directors, the adoption of the Company's 1995 Stock Incentive Plan and an amendment to the Company's certificate of incorporation.

         Two directors were elected to the Board of Directors of the Company, for the terms of office expiring at the next annual meeting of
         Stockholders: Ronald H. Deferrari and A.S. Gianoplus. No other director's term of office continued after the meeting. A total of 8,489,945 votes each were cast for Mr. Deferrari and Mr. Gianoplus, respectively. A total of 54,161 votes each were withheld with respect to the election of Mr. Deferrari and Mr. Gianoplus, respectively.

         At the annual meeting the Company's 1995 Stock Incentive Plan (the "Plan"), adopted by the Company's Board of directors on March 17, 1995, was approved by a total of 4,609,982 votes for the Plan. A total of 591,108 votes were cast against approval of the Plan. There were a total of 59,525 abstentions and 3,518,888 broker non-votes with respect to this vote.

         The amendment to the Company's certificate of incorporation that was submitted to a vote of stockholders increased the number of authorized shares of Common Stock of the Company, par value $.01 per share, from 12,000,000 shares to 25,000,000. The amendment to the certificate of incorporation was approved by a total of 7,869,543 votes in favor of the amendment. A total of 633,016 votes were cast against approval of the amendment. There were a total of 45,547 abstentions and broker non-votes with respect to this vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

         3.1     Amendment to the Company's Certificate of Incorporation.

         10.1 Employment Agreement between the Company and Diana M. DeFerrari, dated February 9, 1995.

         27      Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of fiscal 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASMA-THERM, INC.




Dated:  July 10, 1995                        /s/ RONALD H. DEFERRARI
                                             -------------------------------
                                             Ronald H. Deferrari, President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


         Exhibit
         Number                            DESCRIPTION
         -------                           -----------
          3.1      Amendment to the Company's Certificate of Incorporation.

          10.1     Employment Agreement between the Company and Diana M. DeFerrari, dated February 9, 1995.

          27       Financial Data Schedule (for SEC use only)


                                                                     EXHIBIT 3.1

                             ARTICLES OF AMENDMENT
                                     OF THE
                           ARTICLES OF INCORPORATION
                                       OF
                               PLASMA-THERM, INC.

         Plasma-Therm, Inc., a corporation organized and existing under the, laws of the State of Florida (the "Corporation"), in order to amend its Articles of Incorporation in accordance with the requirements of Chapter 607, Florida Statutes, does hereby certify as follows:

         1. The Amendment to the existing Articles of Incorporation being effected hereby is to delete Article V. of the Articles of Incorporation and substitute in its place the following:

                       **********************************

                            ARTICLE V. CAPITAL STOCK

         The stock of the corporation shall be 25,000,000 shares of common stock, with a par value of $.01 per share.

                       **********************************

         2. This Amendment to the Articles of Incorporation was approved by a majority vote of the stockholders, on the 25th day of April, 1995, and such vote of the stockholders was sufficient for approval of this Amendment.

         3. These Articles of Amendment of the Articles of Incorporation shall be effective immediately upon filing by the Secretary of the State of Florida, all required taxes and fees having been paid.

         IN WITNESS WHEREOF, Plasma-Therm, Inc. has caused these Articles of

Amendment of the Articles of Incorporation to be executed by its President and

Secretary this 13th day of June, 1995.

ATTEST:                                        PLASMA-THERM, INC.

     (CORPORATE SEAL)



/s/ Diana M. DeFerrari                         /s/ Ronald H. Deferrari
- --------------------------------               ---------------------------------
Diana M. DeFerrari, Secretary                  Ronald H. Deferrari, President

                                STATE OF FLORIDA

                                  [STATE LOGO]

                              DEPARTMENT OF STATE


I certify the attached is a true and correct copy of the Articles of Amendment, filed on June 15, 1995, to Articles of Incorporation for PLASMA-THERM, INC., a Florida corporation, as shown by the records of this office.

The document number of this corporation is P94000023490.





                                                        Given under my hand and the
                                                    Great Seal of the State of Florida,
                                                   at Tallahassee, the Capitol, this the
                                                       TWENTY-FIRST day of June, 1995



(State Seal)                                       /s/ Sandra B. Mortham
                                                   ----------------------
CR2E022(2-95)                                          Sandra B. Mortham
                                                       Secretary of State

                                                                   EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT

         AGREEMENT made this February 9, 1995, by and between Plasma-Therm Inc., a Florida Corporation (herein referred to as "Corporation") and Diana M. DeFerrari (herein referred to as "Employee").

                            BACKGROUND OF AGREEMENT

         Employee is presently employed by Corporation. Corporation desires to employ Employee and Employee desires to continue to accept such employment and both parties are entering into this Agreement to set forth their entire understanding with respect to such employment.
         NOW, THEREFORE, the parties hereto intending to be legally bound hereby, and in consideration of the mutual covenants herein contained, agree as follows:

         1.      EMPLOYMENT

                 Corporation hereby employs Employee, and Employee hereby accepts such employment, upon the terms and subject to the conditions herein set forth.

         2.      TERM

                 The term of this agreement shall commence on Feburary 8, 1995 and shall continue for a period of three years until February 8, 1998 (the "Term"). Upon the expiration of the Term, the employment of Employee shall continue in full force and effect for an additional period of three years and thereafter for three year extension periods unless at least ninety (90) days prior to the end of the then current term, either Corporation or Employee has given written notice to the other of her or its election to terminate the employment at the end of such term.

         3.      DUTIES

                 The Employee shall be Vice President of Administration and Corporate Secretary and her particular duties and power in such capacity shall be such as may be determined from time to time by the President of Corporation, provided, however, such duties and powers shall be consistent with the position of an executive employee of a Florida business corporation. In the performance of her duties the Employer shall make available to the Employee offices, secretarial and other support as necessary, facilities and amenities commensurate with her position and duties. Except with the written consent of Employee, her principal office in performing her duties hereunder shall be situated at Corporation's headquarters in St. Petersburg, Florida.

         4.      EXTENT OF SERVICES

                 Employee agrees to devote so much of her time, attention and energies to the business of the Corporation as shall reasonably be required to enable her to perform her duties hereunder. Moreover, it is specifically understood that nothing herein contained shall be deemed to prevent Employee from engaging in activities in such manner, or investing and managing her assets in such form or manner, as will not unreasonably interfere with the services to be rendered by the Employee hereunder, or prevent her from acting as a director, trustee, officer of, or upon a committee of, any other firm, trust or corporation where such positions do not unreasonably interfere with the duties of Employee hereunder.

         5.      COMPENSATION

                 The Corporation agrees to pay and Employee agrees to accept as compensation for all services rendered hereunder:

                 5.1 a base annual salary, payable in weekly installments, in the amount of $101,000.00.
                 5.2 an annual bonus based on 2 1/2% of fiscal year net earnings, to be paid on a quarterly basis and reconciled at year end, not to exceed $100,000 annually.
                 5.3 Reimbursement for reasonable car-related expenses including fuel and oil, but not maintenance or repair items.

         6.      EXPENSES

                 The parties recognize that in the course of performing her duties hereunder, Employee may incur expenses. Corporation agrees to reimburse Employee upon presentation of vouchers for reasonable expenses incurred by Employee in the performance of her duties hereunder.

         7.      FRINGE BENEFITS

                 Employee shall be entitled to such fringe benefits paid for or supplied by the Corporation and shall be further entitled to the following provisions:
                 7.1 participation in retirement and employee benefit plans such as 401k; stock options; education reimbursement; health, dental, accident, disability, life, or group insurance plans; and other plans as the President of Corporation determines from time to time to make available generally to the other executive employees of Corporation.
                 7.2 the Corporation may elect to pay for the employee's entire health insurance premium payments to the extent that this is offered to the other executive employees of the Corporation.
                 7.3 those plans in which the Employee participates at the time of the execution hereof shall not be terminated or otherwise discontinued or amended in a manner having a detrimental effect on the Employee during the term of this Agreement without the prior written consent of the Employee. In the event of the termination of the Employee's employment by the Corporation for any reason other than for cause or in the event the Employee terminates the agreement for cause or for any reason other than for cause, as set forth herein, the Corporation shall continue to provide the benefits and make the payments under those plans for the remaining term of this agreement.
                 7.3.1 The Employee may at any time direct the Corporation in writing to assign the insurance policy or policies to the Employee in the event of his termination for any reason whatsoever, whether or not for cause, following which the Employee shall be fully responsible for payments on the policy or policies and the Corporation's obligations under the policy or policies shall cease.

         8.      DEATH OR DISABILITY

                 In the event Employee dies or becomes physically or mentally disabled so that she is unable to perform her duties hereunder, this Agreement shall not terminate and the compensation then payable by Corporation to Employee pursuant to Section 5 hereof shall continue to be paid as if Employee were not disabled in any way or had not died, until the end of the then current term of employment pursuant to Section 2 hereof, provided however, Corporation shall be entitled to credit against its obligation hereunder the amount of any and all disability benefits received by Employee provided or paid for by Corporation, pursuant to Section 7 hereof.

         9.      TERMINATION

                 9.1 Notwithstanding anything herein contained to the contrary, subject to Section 8 hereof, Corporation shall have the right to terminate this Agreement upon one day's notice for reasonable cause, which term shall mean a material failing by Employee relating to, affecting adversely or likely to affect adversely his duties hereunder.
                 9.1.1 In the event the Corporation terminates the agreement for cause pursuant to 9.1 hereunder, Employee shall receive the full compensation hereunder for a term of one year from date of notification of such termination and shall include the continuation of benefits as defined in
Section 7 and Section 13 hereof, which is in addition to compensation pursuant to Section 5 and shall not be reduced by these amounts, as if this Agreement had not been terminated.
                 9.2 Notwithstanding anything herein contained to the contrary, subject to Section 8 hereof, Corporation and Employee shall have the right to terminate the agreement hereunder without cause.
                 9.2.1 In the event the Corporation terminates the agreement without cause, pursuant to 9.2 hereunder, Employee shall receive the full compensation hereunder for the then remaining term of this Agreement pursuant to Section 2, including the continuation of benefits as defined in Section 7 and Section 13 hereof, which is in addition to compensation pursuant to Section 5 and shall not be reduced by these amounts, as if this Agreement had not been terminated.

                 9.3 Employee shall have the right to terminate the agreement hereunder with cause upon not less than 30 days written notice for the following reasons: a) in the event of a change in control of the Corporation as described in Section 12, b) in the event of a change in control of the Corporation as described in Section 12, in conjunction with any of the following: (i) failure of the Corporation to provide the employee with any one or more of the provisions of this agreement, (ii) any change in the position of Employee set forth in Section 3 without prior written consent of employee, or,
(iii) any material decrease in the Employee's duties, responsibilities and authorities, without the prior written consent of the Employee.
                 9.3.1 In the event of termination for cause by the Employee pursuant to 9.3, employee will receive full compensation hereunder for the then remaining term of this Agreement pursuant to Section 2, including the continuation of benefits as defined in Section 7 and Section 13 hereof, which is in addition to compensation pursuant to Section 5 and shall not be reduced by these amounts, as if this Agreement had not been terminated.

                 10.      COVENANTS BY EMPLOYEE

                          10.1 Employee hereby agrees that he shall not compete
with Corporation, as defined below, whether directly or indirectly, as a principal, partner, stockholder, officer, director, employee, or in any other capacity, for the following periods of time: (i) if the Corporation terminates employment without cause as defined in Section 9.2 or if the employee terminates employment with cause as defined in Section 9.3, the employee agrees not to compete for a period of 45 days from the date of termination of this contract; or (ii) if the Corporation terminates employment with cause pursuant to Section 9.1 or if the employee terminates employment without cause, the employee agrees not to compete for a period of 6 months from the date of termination of this contract.
                          10.1.1 Compete in any manner whatsoever with the
business now or hereafter conducted by Corporation or any Affiliate (as hereinafter defined); and
                          10.1.2 Solicit or attempt to solicit, sell, lease or
offer to sell or offer to lease, except on behalf of Corporation or any affiliate, any present or future customer of Corporation or Affiliate any goods or services competitive to the goods and services now or hereafter offered for sale or lease by Corporation or any Affiliate.
                          10.2 The parties hereto recognize that the covenants
of Employee herein contained are unique and that in the event there is a breach or threatened breach of such covenants, Corporation shall be entitled, in addition to any other remedies available to it, to institute and prosecute proceedings in any court of competent jurisdiction either in law or in equity, to obtain damages for any breach of covenants or to enforce a specific performance thereof by Employee, or to enjoin Employee from performing services or doing any act in breach of such covenants.

                          10.3 For the purposes of this Agreement, an
"Affiliate" of Corporation shall mean any person, partnership or corporation which is controlled by, in common control with or controlling Corporation.
                          10.4 Employee agrees during the Term hereof and after
the termination of employment of Employee for any reason whatsoever the Employee shall not disclose to any person, firm, partnership or corporation any information concerning any of the methods of conducting business of Corporation or any affiliate or any details relating thereto including the names of suppliers, customers and methods of operation of Corporation or any of its Affiliates which information is hereby acknowledged to be confidential in nature. This provision shall not be construed to prevent Employee from using any knowledge which she possessed at the time he commenced her employment with corporation or from using any information which is not confidential.

                          11. INDEMNIFICATION

                                  11.1 If litigation is brought to enforce or
interpret any provision hereof in the event of a change in control as described in section 12, the Corporation shall indemnify the Employee for her reasonable attorney's fees and disbursements incurred in such litigation.
                                  11.2 The Corporation shall further indemnify
the Employee to the extent of the greater of the indemnification provided for in any agreement, bylaw or charter provision of the Corporation, or any provision of law, rule or regulation, any of which may be applicable to the Employee or generally applicable to other executive officers of the Employee's class.

                          12. CHANGE OF CONTROL

                                  "Change in control" as used in this agreement
shall refer to any one or more of the following: (i) the acquisition in any manner of the beneficial ownership of shares of the Corporation having 20% or more of the total number of votes that may be cast for the election of one or more directors of the Corporation by any person, or persons acting as a group within the meaning of Section 13(d) of the Securities and Exchange Act of 1934, if the Board has made a determination that such acquisition constitutes or will constitute control of the Corporation; (ii) any liquidation, dissolution or sale of all or substantially all of the assets of the Corporation; or (iii) any action taken following, as a result of, or in connection with, any tender or exchange, offer, merger or other business combination, sale of assets, proxy contest or any combination of the foregoing whereby the persons who were the Directors of the Corporation immediately prior to such action shall cease to constitute a majority of the Board of the Corporation or any successor to the Corporation. The term "person" refers to an individual, corporation, company or other entity.

                          13.     VACATION

                                  Employee shall be entitled to take vacations
at such time as shall reasonably be approved by Corporation which shall be not more than three weeks per annum. Vacation over specified amounts per Company policy not used per annum is forfeited. In the event of termination without cause by Corporation or by Employee or with cause by Employee, Employee will receive cash equivalent of vacation time not yet taken in accordance with Company policy.

                          14.     MISCELLANEOUS PROVISIONS

                                  14.1 NOTICES
                                  Any notice required or permitted to be given
under this Agreement shall be in writing, and shall be deemed to have been given when delivered personally or sent by registered or certified mail, postage prepaid, addressed as follows:
                                  14.1.1 If to Corporation:
                                           Ronald H. Deferrari, President
                                           Plasma-Therm, Inc.
                                           9509 International Court
                                           St. Petersburg, FL 33716
                                  14.1.2 If to Employee:
                                           Diana DeFerrari
                                           7119 Yardley Way
                                           Tampa, FL 33647

                                  The designation of the person to be so
notified or the address of such person for the purposes of such notice may be changed from time to time by a similar notice to be effective ten (10) days after such changed designation is supplied.
                                  14.2     SITUS
                                  This Agreement shall be governed by and
construed in accordance with the applicable laws of the State of Florida.
                                  14.3     ENTIRE AGREEMENT
                                  This Agreement constitutes the full and
complete understanding and agreement of the parties and supersedes all prior understandings and agreements, and may not be modified or amended orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

                                  14.4     BINDING EFFECT
                                        This Agreement shall be binding upon
and inure to the benefit of the Corporation, its successors and assigns, and Employee, her heirs and personal representatives.

                                  IN WITNESS WHEREOF, the parties have executed
this Agreement the day and year first above written.

                                        FOR PLASMA-THERM, INC.

                                        /s/ Ronald H. Deferrari
                                        ----------------------------
                                        Ronald H. Deferrari, CEO and
                                        Chairman of the Board



EMPLOYEE

/s/ Diana DeFerrari
- -------------------
Diana DeFerrari