Form 10-Q
period 1995-08-31
PLASMA THERM INC
filed 1995-10-03
CIK 354452

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549
                             FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended August 31, 1995     Commission File Number
                                         0-12353


                        PLASMA-THERM, INC.
      (Exact name of registrant as specified in its charter)


                FLORIDA                               04-2554632
   State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization             Identification No.)


      9509 INTERNATIONAL COURT, ST. PETERSBURG, FLORIDA 33716
       (Address of principal executive offices and zip code)

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


   Common Stock, par value $.01 per share         10,274,561
          Class                                Outstanding at
                                             September 20, 1995

                               INDEX



   Part I.   Financial Information

                                                          Page
                                                          Number

     Item 1.   Consolidated Financial Statements

          Balance Sheets - August 31, 1995 and
           November 30, 1994 ...............................  3

          Statements of Income - Three Months and
          Nine Months EndedAugust 31, 1995 and
          August 31, 1994...................................  5

          Statements of Cash Flows - Nine Months Ended
           August 31, 1995 and August 31, 1994..............  6

          Notes to Consolidated Financial Statements .......  8


     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations.............................  10


   Part II.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K ............ 13


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                         August 31,      November 30,
                          ASSETS                            1995             1994
                                                         (Unaudited)        (Note 1)
     Current assets
         Cash and cash equivalents                     $    4,408,731   $    2,625,850
         Accounts receivable                                8,073,921        4,725,876

         Income tax deposits                                  269,494                0
         Inventories                                        8,940,535        7,219,340
         Current portion - note receivable                     60,000           60,000

         Prepaid expenses and other                           207,234          218,569
         Deferred tax asset                                   208,000          208,000

            Total current assets                           22,167,915       15,057,635


     Property and equipment, at cost
         Land                                                 786,017                0

         Construction In Progress                             233,978                0
         Machinery and equipment                            2,224,220        2,118,537
         Leasehold improvements                               422,368          375,099

                                                            3,666,583        2,493,636

         Less accumulated depreciation and
            amortization                                    1,845,113        1,633,535

                                                            1,821,470          860,101


     Other assets
         Note receivable, less current portion                      0           45,000

         Deferred tax asset                                   745,283          498,380
         Deferred offering costs                                    0           86,878
         Other                                                 61,834           35,904

                                                              807,117          666,162

                                                        $  24,796,502    $  16,583,898

See accompanying notes to these consolidated financial statements.


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                         August 31,      November 30,
                       LIABILITIES                          1995             1994
                                                        (Unaudited)        (Note 1)
     Current liabilities
         Short-term borrowings                         $    2,000,000   $    1,000,000
         Current portion of notes payable                     333,333          375,000
         Current maturities of obligations under
            capital leases                                     76,266          111,565
         Accounts payable                                   2,074,030        1,544,791
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                       0           27,330
         Accrued payroll and related                          402,384          390,913

         Accrued expenses                                     881,429          327,958
         Income taxes payable                                       0          151,962
         Customer deposits                                     39,782          738,000

            Total current liabilities                       5,807,224        4,667,519

     Long-term obligations
         Notes payable                                        250,000          500,000

         Obligations under capital leases                     257,411          311,484

                                                              507,411          811,484


                   SHAREHOLDERS' EQUITY

     Shareholders' equity
         Common stock
         $.01 par value
         Authorized - 25,000,000 shares
         Issued and outstanding - 10,259,561
         shares - 1995 and 8,428,561 shares -
         1994                                                 102,597           84,287
     Additional paid-in capital                            14,672,226        7,885,857
     Retained earnings                                      3,707,044        3,134,751

                                                           18,481,867       11,104,895

                                                        $  24,796,502    $  16,583,898

See accompanying notes to these consolidated financial statements.


                              PLASMA-THERM, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)



                                                                  Three Months Ended                    Nine Months Ended
                                                                        August 31,                            August 31,

                                                                    1995             1994                1995           1994




Net sales                                              $   9,068,855       $   6,257,120        $ 21,185,376     $ 17,167,045
License income                                                     0                   0              30,000                0
                                                           9,068,855           6,257,120          21,215,376       17,167,045

Costs and expenses
    Cost of products sold                                  5,923,870           3,945,734          14,117,596       10,669,609
    Research and development                                 710,462             558,154           1,898,999        1,664,556
    Selling and administrative                             1,791,998           1,133,323           4,354,764        3,432,580
    Interest expense                                          60,610              27,774             135,155           46,828
    Other (income) expense, net                              (83,683)              5,450            (258,444)          28,826
                                                           8,403,257           5,670,435          20,248,070       15,842,399


Income before income taxes and cumulative
    effect of change in accounting principle                 665,598             586,685             967,306        1,324,646
 Income taxes                                                277,775             212,047             395,013          397,403

Income before cumulative effect of change
    in accounting principle                                  387,823             374,638             572,293          927,243


Cumulative effect of change in
    accounting for income taxes                                    0                   0                   0          350,000

Net income                                            $      387,823      $      374,638      $      572,293    $   1,277,243

Income per share (primary and fully dilutive)
   Income per share before cumulative effect
       of change in accounting principle                       $0.04               $0.04               $0.05            $0.10


    Cumulative effect of change
        in accounting principle                                 0.00                0.00                0.00             0.04

                                                               $0.04               $0.04               $0.05            $0.14

See accompanying notes to these consolidated financial statements.


                                     PLASMA-THERM, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                      Nine Months Ended August 31,

                                                                           1995           1994

        Cash flows from operating activities
            Net income                                                      $572,293    $1,277,243
            Adjustments to reconcile net income to net
             cash provided by operating activities
                Depreciation and amortization                                372,018       325,613
                Gain (loss) on disposal of assets                              5,100       (21,070)
                Deferred taxes                                              (246,903)     (282,216)
                Compensation - stock options                                  93,203       182,076
                Changes in assets and liabilities
                  Increase in accounts receivable                         (3,348,045)   (1,140,580)
                  Decrease in income tax deposits                            298,807             0
                  Increase in inventories                                 (1,721,195)   (1,584,460)
                  (Increase) decrease in prepaid expenses and other           11,335       (34,330)
                  Increase in accounts payable                               529,239        89,399
                  Decrease in billings in excess of costs and
                      estimated earnings on uncompleted contracts            (27,330)            0
                  Increase in accrued payroll and related                     11,471       132,548
                  Increase (decrease) in accrued  expenses                   553,471       (36,004)
                  Increase (decrease) in income taxes payable               (151,962)      173,812
                  Increase (decrease) in customer deposits                  (698,218)      210,000

                            Net cash used in
                                operating activities                      (3,746,716)     (707,969)

        Cash flows from investing activities
            Capital expenditures                                          (1,338,487)     (207,679)
            Proceeds from sale of assets                                           0        61,500

            Payments received on loan to former subsidiary                    45,000        45,000
            Other                                                            (25,930)      (22,346)

                            Net cash used in investing activities         (1,319,417)     (123,525)


See accompanying notes to these consolidated financial statements.


                                     PLASMA-THERM, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                (Unaudited)




                                                                       Nine Months Ended August 31,
                                                                          1,995           1994
        Cash flows from financing activities
            Proceeds from issuance of notes payable                                0     1,033,649
            Principal payments on notes payable                             (291,667)     (270,833)
            Principal payments under capital lease obligations               (89,372)      (48,368)
            Net proceeds under line of credit agreements                   1,000,000       650,000
            Issuance of common stock                                       6,143,175        89,350
            Deferred offering costs                                           86,878             0

                            Net cash provided by
                                financing activities                       6,849,014     1,453,798

                            Net increase in cash and cash
                                equivalents                                1,782,881       622,304

        Cash and cash equivalents, beginning of period                     2,625,850     1,496,113


        Cash and cash equivalents, end of period                          $4,408,731    $2,118,417
















See accompanying notes to these consolidated financial statements.

                 PLASMA-THERM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AUGUST 31, 1995 AND NOVEMBER 30, 1994
                            (UNAUDITED)

   Note 1    Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1995 and November 30, 1994 and the results of operations and cash flows for the nine months ended August 31, 1995 and 1994.

          The  results  of operations for the nine months  ended
          August   31,   1995  and  1994  are  not   necessarily
          indicative of results for the full year.

          The November 30, 1994 balance sheet amounts and disclosures included herein have been derived from the November 30, 1994 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

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

                 PLASMA-THERM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AUGUST 31, 1995 AND NOVEMBER 30, 1994
                            (UNAUDITED)

                                   Three Months Ended August 31,
                                          1995            1994

               Primary                10,728,344       9,005,675
               Fully Dilutive         10,734,481       9,094,814

                                   Nine Months Ended August 31,
                                          1995            1994

               Primary                10,692,453       9,028,737
               Fully Dilutive         10,751,694       9,168,706


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

   Note 6    Shareholders' Equity

          Changes in the Company's common stock and additional paid-in capital during the nine months ended August
          31, 1995 consist of the following:

                 PLASMA-THERM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AUGUST 31, 1995 AND NOVEMBER 30, 1994
                            (UNAUDITED)


                                                        Common Stock           Additional
                                                 Shares                         Paid-In-
                                                 Issued         Amount          Capital
          Balance at November 30, 1994           8,428,561      $84,287      $7,885,857
          Exercise of stock options                 81,000          810         191,749
          Compensation on unexercised
             stock options                                                       93,203
          Exercise of warrants                     250,000        2,500         672,967
          Sale of 1,500,000 shares of
             common stock                        1,500,000       15,000       5,744,097
          Repayment of obligations under
               Section 16(b) of the
               Securities Exchange Act of 1934           0            0          84,353

          Balance at August 31, 1995            10,259,561     $102,597     $14,672,226



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

                 PLASMA-THERM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AUGUST 31, 1995 AND NOVEMBER 30, 1994
                            (UNAUDITED)


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

          The Company completed a private placement offering of its Common Stock in December 1994, raising gross proceeds of $6,375,000 from the sale of 1,500,000 shares. Costs, including commissions, associated with the offering were approximately $631,000. Part of these proceeds were used to pay off the Company's line of credit balance of $1,000,000 at November 30, 1994.


   Note 7    Distributorship Agreement

          The Company's exclusive distributorship agreement with its current Japanese distributor, Nissin Hi-Tech, Inc./Nissin Electric Co., Ltd., expired in August 1995. The Company has selected a replacement distributor and plans to finalize an agreement during the month of September.

   Note 8    Construction of New Facility

          In August, 1995 the Company executed a promissory note for $3,375,000 with its bank for the construction of its new manufacturing facility. During the construction phase, interest is payable monthly at the bank's prime rate on the outstanding balance. The outstanding balance at August 31, 1995 is $0.

          On June 14, 1996, the maturity date of the construction phase, the note converts to a five year term loan, amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the

                 PLASMA-THERM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AUGUST 31, 1995 AND NOVEMBER 30, 1994
                            (UNAUDITED)

          weekly average yield on U.S. Treasury securities  plus
          200 basis points. The interest rate will be determined upon conversion. The loan will be collateralized by the land, building and its contents.

   Item 2.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

          Financial Position, Liquidity and Capital Requirements

          The Company's cash position increased by $1,782,881 from November 30, 1994 to August 31, 1995. Working capital at August 31, 1995 was $16,360,691 which is an increase of $5,970,575 over November 30, 1994. The increase in working capital was due primarily to the completion of a private placement offering of the Company's Common Stock in December 1994, raising net cash of approximately $5,759,000 and an increase in sales. A portion of the proceeds from the private placement have been used to invest in working capital requirements, including inventory which increased $1,721,195. As a result of increased sales, additional inventory has turned into accounts receivable at August 31, 1995, which can be seen by the increase in accounts receivable of $3,348,045 over November 30, 1994.

          Uses of cash included the repayment of $381,039 of notes payable and capital lease obligations. In addition, the Company has incurred $1,338,487 in capital expenditures, of which approximately $232,000 relates to the computer software and hardware required for current and anticipated growth. Approximately $1,020,000 relates to the initial costs associated with the construction of the new building including $786,017 for the purchase of land (See Note 8 to the financial statements).

          The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. The Company believes that its current cash reserves, together with the proceeds of the private placement, working capital expected to be generated by operations and funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future. Should order input exceed projected 1995 levels, additional working capital may be required.

          The  Company  believes  that  inflation  has  had   no
          material impact upon its operations.


          Results of Operations

          Net sales of $9.1 million for the third quarter of 1995 increased by 45% from net sales of $6.3 million for the third quarter of 1994. For the first nine months of 1995, the Company reported net sales of $21.2 million, 24% higher than net sales of $17.2 million for the first nine months of 1994. The increase in net sales for both the third quarter and nine month period was attributable to higher product demand and an increase in Clusterlock (R) 7000 sales.

          Cost of products sold of $5.9 million for the third quarter of 1995 was 65% of net sales, compared to 63% for the same period last year. Cost of products sold of $14.1 million for the first nine months of 1995 was 67% of net sales compared to 62% for the same period last year. The increase for both the quarter and the nine month period relates primarily to lower margins on Clusterlockr 7000 orders which shipped during the second and third quarters. The initial Clusterlock(R) 7000 sales were taken at lower margins to enable the Company to gain market share. In addition, the planned recognition of approximately $561,000 for field service costs (principally warranty costs) and a planned inventory provision of $225,000 through August 31, 1995 contributed to higher cost of products sold.

          Research and development expense for the third quarter of 1995 and 1994 was $710,462 and $558,154, which is
          8% and 9% of net sales respectively. For the first nine months of 1995 and 1994, research and development expense was $1,898,999 and $1,664,556, which is 9% and 10% of net sales respectively. Although the percentage of research and development expense to net sales has decreased slightly, total dollars spent has increased.

          Selling and administrative expense was $1,791,998 in the third quarter of 1995, up from $1,133,323 in the third quarter of 1994. The increase as a percentage of net sales of 2% to 20% from 18% for the third quarter of 1995 and 1994 respectively, is the result of costs associated with the evaluation, eventual purchase and implementation of new manufacturing computer software. The projected completion date of this project is June 1996. Selling and administrative expense for the first nine months of 1995 was $4,354,764, up from $3,432,580 for the first nine months of 1994. Selling and administrative expense has remained constant at 20% for the first nine months of 1995 and 1994, although actual expense has increased as a percentage of net sales..

          The Company recorded income before income taxes of $665,598 in the third quarter of 1995, up from $586,685 in the third quarter of 1994. Income before income taxes for the first nine months of 1995 was $967,306, a $357,340 decrease from $1,324,646 earned the first nine months of 1994. The primary reason for the decrease is the result of an increase in cost of products sold, as discussed above.

                    PART II.  OTHER INFORMATION


   Item 6.     Exhibits and Reports on Form 8-K


     (a)  Exhibits.

          10.23    Promissory Note dated August 14,  1995  with
                   NationsBank of Florida, N.A.

          10.24    Mortgage, Assignment of Rents  and  Security
                   Agreement dated August 14, 1995 with
                   NationsBank of Florida, N.A.

          10.25    Environmental Indemnity Agreement  dated
                   August 14, 1995 with NationsBank of
                   Florida, N.A.

          10.26 Amendment (to Amended and Restated Revolving Credit Agreement between Plasma-Therm, Inc. and NationsBank of Florida, N.A., dated January 19, 1995) dated August 14, 1995 with NationsBank of Florida, N.A.

          10.27    Construction Loan Agreement dated August 14,
                   1995 with NationsBank of Florida, N.A.

          10.28    Collateral Assignment of General Construction
                   Contract, Subcontracts, Plans and
                   Specifications and Permits dated August 14,
                   1995 with NationsBank of Florida, N.A.

          10.29    Collateral Assignment of Professional
                   Agreements and Plans and Specifications
                   dated August 14, 1995 with NationsBank of
                   Florida, N.A.

          10.30 Amendment to Employment Agreement between the Company and Ronald H. Deferrari, dated
                   6/26/95.

          10.31 Amendment to Employment Agreement between the Company and Ronald S. Deferrari, dated
                   6/26/95.

          27       Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed during the third quarter of fiscal 1995.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PLASMA-THERM, INC.








   Dated:  October 3, 1995                 By:/s/ STACY WAGNER
                                              Stacy Wagner
                                              V.P. of Finance
                                              & Controller