Form 10-K
period 1995-11-30
PLASMA THERM INC
filed 1996-01-29
CIK 354452

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended November 30, 1995

                               or

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission File Number 0-12353

                      PLASMA-THERM, INC.
     (Exact name of registrant as specified in its charter)

          Florida                            04-2554632
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

     9509 International Court, St. Petersburg, Florida 33716
     (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code
     (813) 577-4999

     Securities registered pursuant to Section 12(b) of  the
     Act:
                                None

     Securities registered pursuant to Section 12(g) of  the
     Act:

                  Common Stock, $.01 par value
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K.
     (X)

     As of January 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,271,348.*

     As of January 16, 1996, 10,284,561 shares of Common
     Stock, $.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Part III --The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on April 30, 1996.














     *Calculated by using the applicable average of the ending bid and ask price and by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

                             PART I

     Item 1. Business

     General

             Plasma-Therm, Inc., together with its
     subsidiary, (the "Company") is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the semiconductor, compound semiconductor, thin film head, photomask, microeletectromechanical systems (MEMS) and flat panel display industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives. The Company's business was founded in 1975.


     Recent Developments

             In late 1995, the Company began shipping its newest product the Versalock(TM) 700 thin film etching and deposition system. The Versalock(TM) 700 is a natural extension of its Shuttlelock(R) Series of plasma processing systems. All processes developed on the Company's Shuttlelock(R) chamber platform can be transferred directly to the Versalock(TM) 700 system.
     The Versalock(TM) 700 is the Company's second cluster tool style system and its first where multiple product generations will be developed on the same substrate handling platform. The Versalock(TM) 700 is perceived by management to be a potential source of growth in revenue and income, although such growth cannot be assured. See "Product Lines".

             During 1995, the Company developed a
     proprietary Inductively Coupled Plasma (ICP) source. This ICP source provides high density, high performance plasma processing. The ICP source increases the technical performance of the Company's products and allows the Company to offer the affected products at favorable margins and competitive prices.
     Incorporation of the ICP capability into the 790 Series, the Shuttlelock(R) and the Versalock(TM) product lines is ongoing. The development of this source represents innovation in basic technology brought to market in a compressed time frame.

             In August 1995, the Company purchased
     approximately six acres for the purposes of building a new manufacturing facility to meet its future capacity requirements. Construction on the facility began in September and is expected to be completed in June 1996. The Company's entire operations will be based in the new 60,000 sq. ft. facility. The entire assembly and test area will be contained in a class 10,000 to class 1,000 clean room. Additionally, the Company's demonstration and applications laboratories will be housed in a class 100 clean room. These clean room manufacturing and demonstration areas are necessary to address the cleanliness requirements of the Company's customer base. The design of the new building will accommodate increased production capacity and is expected to improve efficiencies due to enhanced manufacturing flow. The land and the building design will also accommodate a 30,000 sq. ft. expansion for future growth.

             The Company secured financing for the
     construction of the facility in August 1995 (see Notes
     5 and 8 to the Consolidated Financial Statements for further detail).

             In September, the Company signed an exclusive distributorship agreement with Hakuto Co., Ltd.
     replacing its current Japanese distributor, Nissin Hi-
     Tech, Inc./Nissin Electric Co., Ltd. The new distributorship arrangement is considered favorable by the Company since it provided similar terms as the previous agreement and permitted Hakuto Co., Ltd. to hire many of the former distributor's employees.

             The Company's revolving credit facility was modified in November 1995. The amount available for borrowing was increased from $2 million to $3 million.
     All loan covenants are identical to the previous loan document.


     Plasma-Therm Product Lines

             The Company manufactures various product lines that perform thin film etching and deposition. Several products utilize batch processing in which wafers or substrates are placed into the plasma chamber and processed simultaneously. Also, the Company's products permit single wafer or substrate processing.

             The Company's thin film etching systems provide a combination of Reactive Ion Etching (RIE), Plasma-Etching (PE), Electron Cyclotron Resonance (ECR), and Inductively Coupled Plasma (ICP) capability, which permits advanced process applications for Gallium Arsenide, Indium Phosphide, Chrome, Quartz, Silicon Dioxide, Amorphous Silicon, Silicon, Indium Tin Oxide, Molybdenum, Aluminum, Aluminum Oxide and various other materials.

             The Company also offers Plasma Enhanced
     Chemical Vapor Deposition (PECVD) systems for depositing Amorphous Silicon, Silicon Nitride, Silicon
     Dioxide, diamond-like carbon and other materials.

             The Company's plasma systems are divided into two groups. The core group consists of three products lines: (1) 790 Series, (2) Shuttlelock(R) Series, and
     (3) the 7000 Series. The second or automated group of products consists of the Versalock(TM) 700 and Clusterlock(R) 7000 Series. These groups of products permit our customers to go from research and development to pilot production and then on to high volume manufacturing, utilizing the Company as their primary supplier.

             The three core product lines are marketed as related products to a wide range of industries (see
     Item 1, Business, General). They are modular in design with components that are largely interchangeable. The automated group of products are targeted specifically to high volume manufacturers of thin film heads, compound semiconductors and flat panel displays.

             In addition to plasma systems, the Company produces specialty power subsystems and devices.

     790 Series

             The 790 Series RIE/PECVD plasma system was introduced in 1992. The 790 Series has been widely accepted in the marketplace as the successor to the System VII 70 and 700 Series. The 790's advanced 80486 control system coupled with increased flexibility has significantly improved its marketability. This past year the 790 Series was outfitted with the Company's proprietary Inductively Coupled Plasma (ICP) source, making it what the Company believes to be the first commercially available non-loadlocked ICP based plasma system. The 790 Series is primarily used for advanced research and development and pilot production of compound semiconductor devices.

     Shuttlelock(R) Series

             The Shuttlelock(R) Series RIE, PECVD, and ECR plasma systems continue to be the Company's most successful products. The Shuttlelock(R) Series enhanced 80486 control system and other unique features, continues to provide excellent marketability. The Shuttlelock(R) is a loadlocked single or dual chamber plasma processing system. The loadlock allows the processing chambers to remain under vacuum, thus permitting increased process integrity. The Shuttlelock(R) is used for pilot production and production of compound semiconductor devices, opto-electronics, photomasks, microelectromechanical (MEMS) systems and thin film head manufacturing.

     7000 Series

         The 7000 Series RIE and PECVD systems were originally introduced in 1987. This series of manually loaded plasma systems is unique, featuring 24 inch diameter electrode areas. This makes the product attractive for use on either large area substrates or large load batches of medium or small substrates. In 1995 the 7000 Series was re-engineered and updated to bring the product up to levels of performance and cost comparable with the Company's newer products. The upgrades included improvements to the electrical design, the computer control system and the gas control system, as well as updated packaging and aesthetics. These upgrades were made as a result of increased interest in the 7000 Series from the market and will enable this product to be produced with higher performance and reduced cost.

     Versalock(TM) 700 Series

             The Versalock(TM) 700 Series RIE, PECVD, and
     ICP plasma systems are among the Company's newest products and are a natural extension of the Shuttlelock(R) Series. All processes developed using the Company's Shuttlelock(R) chamber platform can be transferred directly to the Versalock(TM) 700 system. The Versalock(TM) 700 is the Company's first plasma system platform where multiple product generations will be developed using the same substrate handling mechanisms. The Versalock(TM) 700 has a central handler (square loadlock) that permits up to three processing modules. The Versalock(TM) 700 is available with manual or cassette-to-cassette capability allowing it to meet advanced research and development and or volume production requirements of the compound semiconductor, thin film head, photomask, microelectromechanical (MEMS) system, and flat panel display markets.

     Clusterlock(R) 7000 Series

             The Clusterlock(R) 7000 (CLR-7000) Series flat panel display plasma processing system was introduced in late 1993. The CLR-7000 system was designed to penetrate the flat panel display manufacturing industry. The CLR-7000 is used by manufacturers of flat panel displays during the micro-structure formation process. This formation process is essential in the production of flat panel displays for notebook computers, personal computers, work stations, avionics and marine navigation equipment. The potential exists for flat panel displays to be used for televisions in the future.

             The CLR-7000 offers a multi-chamber system configuration that combines cassette-to-cassette vacuum transfer and "Class One" cleanliness with reduced contamination, high throughput (yield) and ultimately lower costs of ownership.


     Specialty Power Subsystems and Devices

             The Company's wholly-owned subsidiary,
     Magnetran, Inc., is in the business of manufacturing transformers, reactors, power centers and related components. These products are used by manufacturers of induction melting furnaces, RF power supplies and AM/FM broadcast transmitters.


     Manufacturing and Supplies

             The Company designs and develops a substantial portion of its systems' components. The Company has multiple potential commercial sources for all of its components and sub-assemblies that it acquires from outside vendors, although it often uses a single vendor for a given item to achieve consistency, favorable pricing and dependable close relationships. The Company maintains a significant inventory due to lengthy lead times of certain components, aggressive customer delivery requirements and the need to provide quality parts and service to its customers.


     Patents and Trademarks

             The Company believes that its success is generally less dependent upon patent protection than on the scientific and engineering skills which are applied to its products. The Company believes that licenses for products or processes that are developed in the future could be valuable components of its business strategy and intends to grant or seek such licenses and agreements and seek possible patent protection, wherever it deems appropriate.

     Research and Development

             The market served by the Company is
     characterized by rapid and constant technological change. There is no assurance that the Company's current products will be viable for extended time periods. Accordingly, the Company spends substantial resources for research and product development directed toward improving existing products and developing new products.

             During fiscal years ended November 30, 1995,
     1994, and 1993, the Company spent approximately
     $2,570,000, $2,266,000 and $1,466,000, respectively,
     for research and product development.

             No assurance can be given that the Company will be technologically or commercially successful in these or in any other research and product development efforts. As of November 30, 1995, 28 employees were engaged primarily in research and product development activities.


     Marketing, Sales and Service

             In the United States, the Company sells its products through a combination of direct sales (West
     Coast, Southwest, Mid-Atlantic, Northeast) and one manufacturer's representative. Service is provided directly with locations in Vermont, New Jersey, Michigan, Minnesota, Texas, Florida, California,
     Arizona and Idaho.

             A substantial portion of the Company's markets is outside of the United States. In Japan, the Company distributes its products exclusively through its distributor, Hakuto Co., Ltd., located in Tokyo.
     Hakuto purchases the Company's products for resale for its own account and provides sales and service through several locations in Japan.

             Sales of the Company's products in Europe are
     handled through a network of manufacturer's
     representatives managed by the Company's direct sales
     office located in Horsham, England.   Service is
     provided by locations in England and Ireland.

             In the Far East (other than in Japan), sales are handled exclusively by manufacturer's representatives. Far Eastern service is supported by the manufacturer's representatives and the Company directly.

             The Company's marketing efforts include the operation of a process demonstration laboratory in Florida. The Company's exclusive Japanese distributor, Hakuto Co., Ltd. operates a system demonstration facility. Process and demonstration laboratories are used to demonstrate system performance on customer wafers and substrates as part of the sales process, as well as in research and development.

             The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:

                                   Year Ended November 30,
                               1995         1994           1993
     Area Revenues
     DomestiC.............      69%          69%            69%
     .
     Foreign  ...........       31%          31%            31%
            Total              100%         100%           100%

     Product Revenues
     Plasma systems <F1>..      94%          94%            93%
     Other <F2>...........       6%           6%             7%
            Total              100%         100%           100%

     See Note 10 to the Financial Statements under Item 8 for additional foreign and domestic operations and export sales information.

     __________________________
     <F1> Includes core products and automated products.

     <F2> Includes transformers and other systems.

             A substantial amount of equipment is sold by the Company with applications support and warranties of the systems' ability to perform the desired process within specified limits. In substantiating those warranties, the Company offers customers the opportunity to perform tests on the customers' sample wafers and substrates in the Company's process laboratories. The warranty period ranges from four months to one year from date of shipment, depending on the type of product.

             Sales to Nissin Hi-Tech, Inc./Nissin Electric
     Co., Ltd. amounted to 7%, 13% and 8% of total revenues in 1995, 1994 and 1993 respectively. Nissin Hi-Tech was the Company's Japanese distributor until August
     1995.

     Backlog

             The Company's backlog, as of November 30, 1995 was approximately $12,000,000 as compared to approximately $4,700,000 as of November 30, 1994, (revenue recognized on a percentage of completion basis in 1994 has been excluded from the backlog amounts). Backlog orders consist solely of those items for which a delivery schedule has been specified and to which the customer has assigned a purchase order number. Orders generally are subject to cancellation by the customer upon payment of charges which vary depending on the nature of the order and the timing of the cancellation. It is expected that substantially all of the November 30, 1995 backlog will be shipped during fiscal year 1996.

     Competition

     Core Products

             The Company experiences substantial competition in marketing all of its core products. Competition comes mainly from Oxford Plasma Technology and Surface Technology Systems based in Europe and SamCo Corporation located in Japan. Due to the Company's locally available Applications Laboratory and substantially larger service organization and installed base, it maintains competitive advantages in selling its products in the United States. Conversely, the Company experiences significantly greater competition in Europe and Japan because of its competitors' locations.

     Automated Products

             The Company experiences global competition for the CLR-7000 flat panel display manufacturing system. Several competitors include Tokyo Electron LTD (TEL), ULVAC and Applied Komatsu Technology. In addition, Lam Research has announced plans to enter the market in 1996. The competition for the Versalock(TM) 700 system is Surface Technology Systems, Anelva and Ulvac.

             Principal competitive factors include system performance, cost of ownership, size of installed base, diversity of product line and overall customer support. The Company's competitors have more experience with complex high-volume manufacturing, broader name recognition, substantially larger customer bases and greater financial, technical, and marketing resources. Therefore, there can be no assurance that the Company's competitors will not develop systems and features that are superior to the Company's.


     Employees

             As of November 30, 1995, the Company had 148 full-time employees, 117 of whom are employed in Florida, 20 in New Jersey, with the remaining 11 located in its sales and service offices in the United States. Of such employees, 21 are executive or administrative, 22 are sales and service, 77 are manufacturing and 28 are research and development personnel. Management believes that in general, its employee relations are good. The Company currently does not have any collective bargaining agreements.

     Executive Officers of the Company and Key Employees

     Executive Officers

             The executive officers of the Company are as follows:

       Name                 Age     Position

       Ronald H. Deferrari  55      Chief Executive Officer,
                                    Treasurer,
                                    Chairman of the Board

       Ronald S. Deferrari  32      President, Chief
                                    Operating Officer

       Diana M. DeFerrari   33      Vice President of
                                    Administration,
                                    Secretary

       Curtis A. Barratt    40      Vice President of
                                    Technology,
                                    Chief Technical Officer

       Stacy L. Wagner      32      Vice President of
                                    Finance, Controller

       David R. Anderson    34      Operations Manager
     _________________________
             Ronald H. Deferrari is the founder of the Company and the father of Ronald S. Deferrari and Diana
     M. DeFerrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

             Ronald S. Deferrari was named President in June 1995 and has been employed with the Company in various capacities since 1983. Mr. Deferrari was appointed Chief Operating Officer in 1993. Prior to his current position, he was Executive Vice President and Director of Sales and Marketing.

             Diana M. DeFerrari was named Vice President of
     Administration in February 1995 and has been employed with the Company for six years. Ms. DeFerrari was appointed Secretary of the Corporation in May 1994.
     Prior to her current position, she was Director of Administration since 1992 and has worked in related capacities since 1990. Ms. DeFerrari holds a Masters
     Degree in Business Administration.

             Curtis A. Barratt was named Vice President of Technology and Chief Technical Officer in July 1995 and has been with the Company for over five years. Prior to his current position, Mr. Barratt was Director of Technology and Manager of Process Applications. Mr. Barratt holds a B.S. in Chemistry and has had numerous publications in the field of microelectronic device fabrication, many of which directly involve the use of plasma processing.

             Stacy L. Wagner, CPA, was named Vice President of Finance in June 1995 and has been with the Company as Controller since July 1993. Prior to working at Plasma-Therm, Ms. Wagner was Audit Supervisor/Manager for Grant Thornton for over two years.

             David R. Anderson has been Operations Manager for the last five years. Mr. Anderson has worked for the Company since 1985 in various manufacturing and customer service positions.

     Other Key Employees

             Edmond A. Richards, PE, Age 45, Director of
     Engineering since 1994, has been employed with the Company for twenty years. Since 1991 Mr. Richards has held various engineering management positions and prior to this, he served as General Manager of the Company for 11 years. Mr. Richards holds a B.S. in Electrical Engineering.

             Dr. David J. Johnson, Age 55, Process
     Scientist, has fifteen years experience in the plasma processing field and has been employed with Plasma-Therm since 1979. He is a widely acknowledged expert in the area of metal etching for the manufacture of silicon integrated circuits and complements this with knowledge and publications in virtually every aspect of plasma processing.

             Dr. Christopher Constantine, Age 41,
     Applications Manager, has been employed with the Company since 1984. He has acquired considerable experience working in the ECR and ICP plasma processes after an extensive career in traditional parallel plate plasmas, and is widely acknowledged for his expertise.


     Item 2. Properties

             The Company's executive offices, manufacturing and product development facilities are located in leased premises, aggregating approximately 55,800 square feet in St. Petersburg, Florida. Since October 1995, when the lease term of its facilities expired, the Company began leasing the facilities on a month-to-month basis and will continue leasing on a month-to-month basis until the completion of the construction of the new facility which is anticipated to be in June 1996 (see below). The monthly rental amount is approximately $41,000. In March, 1995 the Company executed a real estate lease for additional space, included in the total square footage above, for approximately $2,100 per month which expires in March 1996. Upon expiration, the Company will continue to lease the space on a month-to-month basis until the completion of the new facility. The leases require the Company to pay its share of real estate taxes and operating expenses.

             The Company is in the process of constructing a 60,000 square foot building in St. Petersburg, Florida. The Company will conduct all its operations in the new facility. At November 30, 1995, approximately $2,200,000, including $786,000 for land, has been incurred. Total anticipated costs upon completion approximate $4,750,000. In August, 1995 the Company executed a promissory note for $3,375,000 with its bank for the construction of the facility. In June, 1996, the maturity date of the construction phase and the anticipated completion date, the note converts to a five year term loan, amortized over a fifteen year period. Equal payment of principal and interest will be payable monthly at a fixed interest rate based on the weekly average yield of U.S. Treasury securities plus 200 basis points. The interest rate will be determined upon conversion. In addition, the Company anticipates acquiring approximately $500,000 in furniture, fixtures, and equipment which is expected to be financed through a lease.

             Magnetran, Inc., the Company's subsidiary,
     entered into a 5 year gross lease, with the Company's Chief Executive Officer, commencing on November 1, 1994, for approximately 17,750 square feet in Voorhees, New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3%
     annually.   After the initial term of the lease,
     Magnetran has an option to renew for five years with a 3% increase each year. The Company believes that the terms of the lease are generally as favorable to it as could be obtained from unaffiliated third parties. The aggregate rentals paid to the Chief Executive Officer for all leases for the years ended November 30, 1995, 1994 and 1993 were approximately $87,000, $225,500 and
     $240,300, respectively.


     Item 3. Legal Proceedings

             No material litigation is pending.


     Item 4. Submission of Matters to a Vote of Security
             Holders
             None.


     PART II

     Item 5. Market for Registrant's Common Equity and
             Related Stockholder Matters

             The Company's Common Stock is traded in the over-the-counter market and is quoted on NASDAQ small capitalization market under the symbol PTIS. The following table sets forth the range of high and low closing bid quotations for the Common Stock for fiscal
     1994 and fiscal 1995 as reported by NASDAQ. These quotes are believed to be representative interdealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of January 16, 1996, the average of the closing bid and ask price of the Company's Common
     Stock was $2.41.

            Fiscal 1994         High Bid     Low Bid

            First quarter         $4-7/16     $2-7/16
            Second quarter          4-1/4     1-15/16
            Third quarter           6-5/8      3-3/16
            Fourth quarter          5-7/8       4-1/4

            Fiscal 1995         High Bid     Low Bid

            First quarter         $9-1/16      $4-1/2
            Second quarter          5-5/8       3-1/4
            Third quarter         4-15/16       3-1/2
            Fourth quarter         5-5/16      2-9/16

             As of January 16, 1996, there were 747 record holders of the shares of Common Stock.

             There have been no dividends declared. The
     Company entered into a new loan agreement with NationsBank of Florida, N.A. (NationsBank) in November 1995. That agreement contains covenants which relate to the Company's operating performance and financial condition. In addition, the loan agreement requires prior consent from the lender before declaring any cash dividends. Under the most restrictive covenant, none of the Company's retained earnings at November 30, 1995 are free of limitations on payment of cash dividends. For the foreseeable future, the Company anticipates that any net earnings will continue to be retained by the Company as working capital.

     Item 6. Selected Financial Data

                                           Years ended November 30,
                                 1995      1994      1993      1992      1991
                                   (In thousands, except per share amounts)
     Statement of Operations:

        Revenues               $29,612   $23,318   $16,401  $17,497    $18,733

        Net Income (loss)        1,089     1,963       233       55     (1,391)

        Net Income (loss) per
        per common share           .10       .22<F1>   .03      .01       (.17)


     <F1> Includes .04 increase (from .18 to .22) as a
     result of the cumulative effect of adopting
     SFAS 109 (see Note 2 to the Consolidated
     Financial Statements).


                                        Years ended November 30,
                              1995       1994       1993     1992      1991
                                (In thousands, except per share amounts)
     Balance Sheet at end
        of period:

     Working Capital       $16,875    $10,390     $ 7,647  $ 6,953   $ 6,925

     Total assets           26,909     16,583      10,824   11,539    12,824

     Total long-term
        obligations          1,147        811          66      332       676

     Shareholders' Equity   18,972     11,105       8,623    8,266     9,579

     Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     Financial Position, Liquidity and Capital Requirements

             The Company's cash position increased by $2,432,868 from November 30, 1994 to November 30, 1995.
     Working capital at November 30, 1995 was $16,875,126, which is an increase of $6,485,010 over November 30, 1994. The increase in working capital was partially due to the completion of a private placement offering of 1,500,000 shares of the Company's Common Stock in December 1994, raising net cash of approximately $5,759,000. A portion of the proceeds from the private placement have been used for working capital requirements, including inventory which increased $2,613,513. Furthermore, an increase in sales contributed significantly to the increase in working capital. As a result of the increase in sales, accounts receivable has increased $3,156,551. In summary, an increase in inventory and accounts receivable which is the result of an increase in sales, and the proceeds from the private placement account primarily for the increase in working capital.

             Uses of cash during fiscal 1995 included the repayment of $486,564 of notes payable and capital lease obligations. In addition, the Company has incurred $2,656,835 in capital expenditures. Approximately $232,000 of the capital expenditures relate to computer hardware to be used in conjunction with the manufacturing and financial software which the Company is currently in the process of purchasing. Total cost of the software and additional hardware approximates $500,000 which will be financed through a capital lease. The financing is expected to be completed in the first quarter of 1996.
     Approximately $2,203,000 of capital expenditures relate to the initial costs associated with the construction of the new building including $786,017 for land. Total anticipated costs upon completion approximate $4,750,000. The construction is being financed through a promissory note with the Company's bank. During the construction phase, interest is payable monthly at the bank's prime rate on the outstanding balance. In June,

     1996, the maturity date of the construction phase and anticipated completion date, the note converts to a five year term loan, amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the weekly average yield on U.S. Treasury securities plus 200 basis points. The interest rate will be determined upon conversion. In addition, the Company anticipates acquiring approximately $500,000 of furniture, fixtures, and equipment which is expected to be financed through a lease.

             In November 1995, the Company increased its existing line of credit with its bank to $3,000,000 which is due May 19, 1997. Interest is payable monthly at the bank's prime rate. The line is collateralized by accounts receivable and the bank has a security interest in the proceeds for the collection of accounts receivable in the Company's depository accounts.

             The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory.
     The Company believes that its current cash reserves, together with the proceeds of the private placement, working capital expected to be generated by operations and additional funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future. Should order input exceed projected 1996 levels, additional working capital may be required.

             The Company believes that inflation has had no material impact upon its operations.

     Results of Operations

     Comparison of Fiscal 1995 and Fiscal 1994

             For fiscal 1995, the Company reported sales of $29,611,625, 27% higher than sales of $23,318,465 for fiscal 1994. The increase in sales was attributable to higher product demand, increase in Clusterlock(R) 7000 sales and sales of the newly introduced Versalock(TM) product line.

             Cost of products sold of $19,152,542 for fiscal 1995 is 65% of net sales, compared to 62% in the prior year. The increase relates primarily to lower margins on Clusterlock(R) 7000 orders. The initial Clusterlock(R) 7000 sales were taken at lower margins to enable the Company to gain market share. In addition, the planned recognition of approximately $550,000 for field service costs (principally warranty costs for both the Clusterlock(R) 7000 sales and the Company's other product lines) and a write-off of slow-moving inventory of approximately $336,000 contributed to higher cost of products sold.

             Research and development expenses for fiscal
     1995 were $2,569,700 compared to $2,266,133 in fiscal
     1994, which are 9% and 10% of net sales, respectively. Although the percentage of research and development expense to net sales has decreased slightly, total dollars spent has increased. As new product lines continue to be introduced, total dollars expended on research and development are expected to increase.

             Selling and administrative expense for the year ended November 30, 1995 was $6,175,072, up from $4,638,163 for the year ended November 30, 1994 which is 21% and 20% of net sales, respectively. In 1995 additional expenditures were incurred related to the evaluation, initial purchase and implementation of new manufacturing and financial computer software. These expenditures are expected to continue through the first half of 1996.

             Income before income taxes for fiscal 1995 was $1,802,258, a slight decrease of $149,630 from $1,951,888 earned in fiscal 1994. The decrease is due primarily to a 3% increase in cost of products sold, as discussed above.

             Net income per share was $.10 and $.22 for the years ended November 30, 1995 and 1994, respectively. Net income per share, before the cumulative effect of change in accounting principle in 1994 was $.18. Furthermore, the $332,475 reduction of the income tax valuation allowance discussed in the Comparison of Fiscal 1994 and Fiscal 1993, which reduced income tax expense for 1994, had the effect of increasing income before the cumulative effect from $.14 to $.18 per share. The remaining $.04 decrease from fiscal 1994 to fiscal 1995 is primarily the result of a slight decrease in income before income taxes discussed above and an increase of shares of common stock outstanding as a result of the private placement offering in December 1995 discussed previously, for the sale of 1,500,000 shares.

             Statement of Financial Accounting Standards
     (SFAS) No. 123 "Accounting for Stock-Based
     Compensation" has been issued by the Financial Accounting Standards Board in October 1995. Management has the option to continue using the accounting method promulgated by the Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" to measure compensation as it relates to stock options granted or to adopt the method prescribed by SFAS No. 123. Management has not completely analyzed the provisions of SFAS No. 123; accordingly, management has not determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or APB No. 25's method will be continued (see Note 1 to the Consolidated Financial Statements).

     Comparison of Fiscal 1994 and Fiscal 1993

             The Company's Clusterlock7000 flat panel display manufacturing system was introduced to the market in late 1993. The first two production units of the system were shipped to a customer in October and November of 1994. The Company had orders for three additional systems from three other customers which were shipped in 1995. This product line has represented and will represent a significant investment of the Company's resources.

             Due to the long duration of the initial
     manufacturing cycle, the Company used the percentage of completion method of revenue recognition on certain initial Clusterlock 7000 orders, to better match revenue and expense. For Clusterlock 7000 orders with shorter manufacturing cycles, the Company recognized revenue when the product was shipped, as it did with all its other products.

             For fiscal 1994, the Company reported sales of $23,318,465, 42% higher than sales of $16,400,749 for fiscal 1993. The increase in sales was attributable to higher product demand and to sales of the newly introduced Clusterlock7000 product line to manufacturers of flat panel displays and increased capital spending by the semiconductor industry.

             Cost of products sold of $14,451,365 for fiscal 1994 is 62% of net sales, compared to 67% in the prior year. The reduction related to the lowering of manufacturing costs associated with the Company's products, resulting from a combination of manufacturing efficiency, improved product design and lower material costs. At November 30, 1994, the Company recognized an additional provision of approximately $143,000 for field service costs (principally warranty costs related to Clusterlock7000 sales in 1994), which have occurred subsequent to November 30, 1994. A similar provision was not considered necessary for the Company's other products at November 30, 1994 and 1993, because the amounts were deemed to be insignificant.

             Research and development expenses for fiscal
     1994 were $2,266,133 compared to $1,465,628 in the
     fiscal 1993, which were 10% and 9% of net sales, respectively. The increase was due primarily to the Company's new Clusterlock7000 product line, which accounted for $1,234,190 of such expenses in 1994 and only $235,194 in 1993.

             Selling and administrative expense for the year ended November 30, 1994 was $4,638,163, up from $3,733,221 for the year ended November 30, 1993.
     Although actual expenses increased, selling and administrative expense as a percentage of net sales decreased from 23% to 20% in fiscal 1994 compared to the same period in 1993.

             Income before income taxes for fiscal 1994 was $1,951,888, a $1,733,140 increase from $218,748 earned in fiscal 1993. The increase was due primarily to a 42% increase in revenue and a 5% decrease in cost of products sold, as discussed above.

             The Company adopted, effective December 1,
     1993, Statement of Financial Accounting Standards
     (SFAS) No. 109, "Accounting for Income Taxes".

             The cumulative effect of adopting SFAS No. 109 as of December 1, 1993 was to increase net income by $350,000. This amount represented the recording of additional deferred tax assets related to tax credit carryforwards of approximately $750,000, net of a valuation allowance for $400,000. The valuation allowance was subsequently reduced to $67,525 at November 30, 1994 as the uncertainties related to the Company's ability to use the tax credits were substantially eliminated by November 30, 1994 (see Note 7 to the Financial Statements which includes a more detailed comparison of the 1994 and 1993 income tax provision).

             Net income per share was $.22 and $.03 for the years ended November 30, 1994 and 1993 respectively.
     Net income per share, before the cumulative effect of change in accounting principle in 1994 and extraordinary item in 1993, was $.18 for fiscal 1994, up from $.02 for fiscal 1993. The $332,475 reduction of the income tax valuation allowance discussed above, which reduced income tax expense for 1994, had the effect of increasing income before the cumulative effect from $.14 to $.18 per share.

     Item 8. Financial Statements and Supplementary Data


                              Index


                                                       Page

     Accountants' Report                                 18

     Consolidated Financial Statements

         Balance Sheets - November 30, 1995, and 1994    19

         Statements of Income - Years Ended
               November 30, 1995, 1994, and 1993         21

         Statements of Shareholders' Equity - Years Ended
               November 30, 1995, 1994, and 1993         22

         Statements of Cash Flows - Years Ended
               November 30, 1995, 1994, and 1993         23

      Notes to the Financial Statements                  25

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



        Shareholders and Board of Directors
        Plasma-Therm, Inc.


        We have audited the accompanying consolidated balance sheets of Plasma-Therm, Inc. and Subsidiary as of November 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma-Therm, Inc. and Subsidiary as of November 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, effective December 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109
        "Accounting for Income Taxes".


                                          GRANT THORNTON LLP



        Tampa, Florida
        January 10, 1996

                           PLASMA-THERM, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS

                                     November 30,

                        ASSETS                         1995               1994
Current assets
    Cash and cash equivalents                      $5,058,718       $2,625,850
    Accounts receivable                             7,882,427        4,725,876
    Prepaid income taxes                               18,048                0
    Inventories                                     9,832,853        7,219,340
    Prepaid expenses and other                        269,875          278,569
    Deferred tax asset                                603,000          208,000

       Total current assets                        23,664,921       15,057,635

Property, plant and equipment
    Machinery and equipment                         2,301,273        2,118,537
    Leasehold improvements                            419,263          375,099

                                                    2,720,536        2,493,636
    Less accumulated depreciation and
       amortization                                 1,954,377        1,633,535

                                                      766,159          860,101
    Land                                              786,017                0
    Construction in process                         1,417,353                0

                                                    2,969,529          860,101
Other assets
    Deferred tax asset                                182,850          498,380
    Deferred offering costs                                 0           86,878
    Other                                              91,720           80,904

                                                      274,570          666,162

                                                  $26,909,020      $16,583,898









           See accompanying notes to these consolidated financial statements.

                           PLASMA-THERM, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS


                                     November 30,

                      LIABILITIES                     1995             1994
Current liabilities

    Short-term borrowings                           $2,000,000       $1,000,000
    Current portion of notes payable                   343,647          375,000
    Current maturities of obligations under
       capital leases                                   73,010          111,565
    Accounts payable                                 2,920,079        1,544,791
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                     0           27,330
    Accrued payroll and related                        402,649          390,913
    Accrued expenses                                   356,895          184,958
    Accrued warranty reserve                           693,515          143,000
    Income taxes payable                                     0          151,962
    Customer deposits                                        0          738,000

       Total current liabilities                     6,789,795        4,667,519


Long-term obligations
    Notes payable                                     $908,485         $500,000
    Obligations under capital leases                   238,475          311,484

                                                     1,146,960          811,484


                 SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,279,561
    shares - 1995 and 8,428,561 shares -
    1994                                                102,797           84,287
Additional paid-in capital                           14,645,775        7,885,857
Retained earnings                                     4,223,693        3,134,751

                                                     18,972,265       11,104,895

                                                    $26,909,020      $16,583,898



           See accompanying notes to these consolidated financial statements.

                               PLASMA-THERM, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF INCOME

                                    Year Ended November 30,

                                                      1995             1994            1993
Net sales                                          $29,611,625     $23,318,465      $16,400,749

Costs and expenses
    Cost of products sold                           19,152,542      14,451,365       11,009,229
    Research and development                         2,569,700       2,266,133        1,465,628
    Selling and administrative                       6,175,072       4,638,163        3,733,221
    Interest expense                                   203,211         101,483           65,086
    Interest income                                   (336,435)        (94,839)         (79,570)
    Other (income) expense, net                         51,736           4,272          (11,593)

                                                    27,815,826      21,366,577       16,182,001

Income before income taxes and extraordinary
    item and cumulative effect of change in
       accounting principle                          1,795,799       1,951,888          218,748

Income taxes (benefit)
    Current and deferred                               706,857         338,869          (14,400)
    Tax effect of loss carryforward                          0               0           41,700

                                                       706,857         338,869           27,300

Income before extraordinary item and
    cumulative effect of change in accounting
       principle                                     1,088,942       1,613,019          191,448

Extraordinary item - tax benefit
    of operating loss carryforward                           0               0           41,700

Income before cumulative effect
    of change in accounting  principle               1,088,942       1,613,019          233,148

Cumulative effect of change in
    accounting for income taxes                              0         350,000                0

Net income                                          $1,088,942      $1,963,019         $233,148

Income per share (primary and fully dilutive)
    Income before extraordinary item and
       cumulative effect of change in
          accounting principle                           $0.10           $0.18            $0.02
    Extraordinary item                                       0               0                0
    Cumulative effect of change

        in accounting principle                              0               0                0
                                                         $0.10           $0.22            $0.03



         See accompanying notes to these consolidated financial statements.

                             PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Three Years Ended November 30, 1995

                                                                  Additional
                                                                   Paid-in       Retained
                                              Common Stock          Capital      Earnings
                                          Shares
                                          Issued       Amount       Amount        Amount
Balance at November 30, 1992            $8,086,561     $80,867    $7,246,110      $938,584

Exercise of stock options
    (inclusive of income tax benefits)     139,000       1,390        54,904             0

Compensation on unexercised
    stock options                                0           0        67,665             0

Net income                                       0           0             0       233,148

Balance at November 30, 1993             8,225,561      82,257     7,368,679     1,171,732

Exercise of stock options
    (inclusive of income tax benefits)     203,000       2,030       324,925             0

Compensation on unexercised
    stock options                                0           0       192,253             0

Net income                                       0           0             0     1,963,019


Balance at November 30, 1994             8,428,561      84,287     7,885,857     3,134,751

Exercise of stock options
    (inclusive of income tax benefits)     101,000       1,010       222,621             0

Exercise of warrants
    (inclusive of income tax benefits)     250,000       2,500       524,939             0

Compensation on unexercised
    stock options                                0           0       183,908             0

Sale of 1,500,000 shares of
    common stock, net of
    offering costs                       1,500,000      15,000     5,744,097             0

Repayment of obligations under
    Section 16(b) of the Securities
    Exchange Act of 1934                         0           0        84,353             0

Net income                                       0           0             0     1,088,942

Balance at November 30, 1995           $10,279,561    $102,797    $14,645,775   $4,223,693

            See accompanying notes to these consolidated financial statements.

                                     PLASMA-THERM, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended November 30,

                                                                       1995            1994         1993
Cash flows from operating activities
    Net income                                                      $1,088,942     $1,963,019     $233,148
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                  532,084        424,018      578,470
        (Gain) loss on disposal of assets                               15,323        (16,097)     (99,440)
        Deferred taxes                                                 (79,470)      (295,469)     (60,911)
        Compensation - stock options                                   183,908        192,253       67,665
        Cumulative effect of change in accounting for
            income taxes                                                     0       (350,000)           0
        Changes in assets and liabilities
           Increase in accounts receivable                          (3,156,551)    (1,191,771)    (472,821)
         (Increase) decrease in prepaid income taxes                   (18,048)             0      250,000
          Increase in inventories                                   (2,613,513)    (2,569,346)    (702,495)
         (Increase) decrease in prepaid expenses and other              (6,306)       (35,694)      40,875
           Increase in accounts payable                              1,462,166         75,230      180,268
           Increase (decrease) in billings in excess of costs and
               estimated earnings on uncompleted contracts             (27,330)        27,330            0
          Increase (decrease) in accrued payroll and related            11,736        172,164     (168,802)
          Increase (decrease) in accrued  expenses                     722,452        118,453      (70,035)
          Increase in income taxes payable (exclusive of
                tax benefits derived from exercise of
                options/warrants)                                      282,834        359,001       41,220
          Increase (decrease) in customer deposits                    (738,000)       738,000     (235,116)

                    Net cash used in
                        operating activities                        (2,339,773)      (388,909)    (417,974)

Cash flows from investing activities
    Capital expenditures                                            (2,656,835)      (177,310)     (78,569)
    Proceeds from sales of assets                                            0         63,300      247,354
    Payments received on note receivable                                60,000         60,000       35,000
    Other                                                              (55,816)       (24,887)       5,363

                    Net cash provided by (used in)
                        investing activities                        (2,652,651)       (78,897)     209,148








See accompanying notes to these consolidated financial statements.

                                     PLASMA-THERM, INC. AND SUBSIDIARY

                                          Year Ended November 30,


                                                                        1995           1994        1993
Cash flows from financing activities
    Proceeds from issuance of notes payable                            752,132      1,000,000            0
    Principal payments on notes payable                               (375,000)      (426,897)    (293,543)
    Principal payments under capital lease obligations                (111,564)       (70,550)     (60,211)
    Net proceeds (issuances) under line of credit agreements         1,000,000      1,000,000     (500,000)
    Issuance of common stock and warrants                              400,627         94,990       40,000
    Issuance of common stock in private placement                    5,759,097              0            0

                    Net cash provided by (used in)
                        financing activities                         7,425,292      1,597,543     (813,754)

                    Net increase (decrease) in cash
                        and cash equivalents                         2,432,868      1,129,737   (1,022,580)

Cash and cash equivalents, beginning of year                         2,625,850      1,496,113    2,518,693

Cash and cash equivalents, end of year                              $5,058,718     $2,625,850    $1,496,113


SUPPLEMENTAL CASH FLOW INFORMATION


The following is supplemental cash flow information for the years ended November 30:


                                                                       1995            1994         1993
Cash paid for:
    Interest                                                          $197,458       $101,483      $64,202
    Income Taxes                                                       525,755        276,388       44,304
















See accompanying notes to these consolidated financial statements.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 1  Summary of Significant Accounting Policies

          Plasma-Therm, Inc., a Florida corporation, together with its subsidiary, (the "Company") is engaged in the design and production of semiconductor and flat panel display manufacturing equipment. The Company sells this equipment directly to manufacturers in the semiconductor, thin film head, computer, flat panel display, telecommunications and other industries. The Company's products are marketed, together with service and technical support, by the Company's domestic sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives.

          Principles of Consolidation

          The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly-owned subsidiary, Magnetran, Inc.. All significant intercompany transactions and balances have been eliminated.

          Use of Estimates in Financial Statements

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

          Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company utilizes an overnight automated investment account for sweeping of funds. The overnight investment account is held in repurchase agreements backed by U.S. government securities.

          Accounts Receivable and Bad Debts

          The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debts have not been material.

          Inventories

          Inventories are stated at the lower of cost or market. Cost was determined using the first-in, first-out (FIFO) method for substantially all inventories.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 1  Summary of Significant Accounting Policies -
           Continued

          Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation and amortization of property and equipment is provided by generally using the straight-line method over the useful lives of the related assets (machinery and equipment principally over five years) or, for leasehold improvements, the lesser of the useful life or the related lease term. For income tax purposes, leasehold improvements and certain equipment are amortized and depreciated over a longer period of time than for book purposes (see
          Note 8).

          Revenue and Cost Recognition

          Sales of the Company's products are generally recognized upon shipment, except for the first orders related to the Clusterlock(R)7000 systems in 1994, which initially had a longer manufacturing cycle than the other products. In order to better match revenues and expenses, the Company used the percentage of completion method of revenue recognition for these initial Clusterlock(R)7000 orders. Sales related to subsequent Clusterlock(R)7000 orders have shorter manufacturing cycles similar to the Company's other products, and therefore have been recognized upon shipment.

          Revenue recognized on the percentage of completion is measured by total costs incurred to date to estimated total cost for each order. Costs include all direct material and labor costs and those indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred.

          The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

          Field Service Costs (Principally Warranty)

          Field service costs related principally to warranty are accrued upon the shipment of the products. With the introduction of certain significant new products and increased production, management anticipates that warranty costs, which historically have been insignificant, will increase. Accordingly, management, using historical experience, industry experience and other factors, has recorded a warranty provision during 1995 and 1994. Such amounts provided will possibly be revised in the future as the Company's historical experience further develops. Management, at this time, does not believe that these revisions, if any, will have a material effect on the financial statements.

          Research and Development

          Research and development costs are expensed as incurred.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 1  Summary of Significant Accounting Policies -
           Continued

          Income Per Share

          Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully dilutive income per share are the same for all periods presented. The following is the weighted average outstanding share information.

                                        November 30,
                           1995           1994         1993
            Primary        10,542,114     9,057,751    8,363,503
            Fully Dilutive 10,571,995     9,092,991    8,839,691


          Deferred Offering Costs

          Deferred offering costs of $86,878 at November 30, 1994 consisted of legal and accounting fees and other costs associated with the Company's private placement which was subsequently closed in December 1994 (see Note 6). Accordingly, these costs were offset against the proceeds of the offering and were charged to additional paid-in capital in fiscal 1995.

          Reclassifications

          Certain reclassifications have been made to the 1994
          financial statements to conform to the 1995 presentation.

          Accounting for Stock-Based Compensation

          Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" has been issued by the Financial Accounting Standards Board in October, 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principals Board (APB) No. 25 "Accounting for Stock Issued to Employees" to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, proforma disclosures are required as if SFAS No. 123 accounting provisions were followed. SFAS No. 123's accounting recognition method can be adopted subsequent to the issuance of the Statement in October 1995, with a mandatory implementation date of December 1, 1996, and would pertain to stock option awards granted or modified or settled for cash after the date of adoption.
          If the Company elects to continue using the method under APB No. 25, SFAS No. 123's proforma disclosures are required after December 1, 1996. Management has not completely analyzed the provisions

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 1 Summary of Significant Accounting Policies -
          Continued

          of SFAS No. 123; accordingly, management has not determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or APB No. 25's method will be continued. In addition, management has not yet determined the potential effect that SFAS No. 123 accounting provisions, if adopted, will have on the Company's financial statements.

   Note 2 Change In Accounting Principle for Income Taxes

          The Company adopted, effective December 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, vacation accrual and stock options. A deferred tax asset is recorded primarily for cumulative investment tax credits being carried forward for tax purposes.

          The deferred method, used in years prior to 1994, required the Company to provide for deferred tax expense based on certain items of income and expense, which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

          The cumulative effect of adopting SFAS No. 109, as of December 1, 1993, was to increase net income by $350,000. This amount represents the recording of additional deferred tax assets related to tax credit carryforwards of approximately $750,000, net of a valuation allowance for $400,000. Factors that management considered in deriving the additional deferred tax asset and valuation allowance included the Company's historical taxable income patterns and expected future taxable income through the period that the tax credit carryforwards expire (see Note
          7). In this determination, greater weight was given to the two most recent years' (fiscal 1992 and 1993) average taxable income of approximately $335,000.

          Under the previous accounting method of accounting for income taxes (APB No. 11), the income tax provision for 1994 would have been approximately $432,000 which differs from that determined under SFAS No. 109 of approximately $93,000. The principal difference in the accounting methods is that SFAS No. 109 has provided an earlier recognition of the tax credit carryforwards than provided by APB No. 11, as can be seen by the deferred tax asset recorded when SFAS No. 109 was adopted.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 2  Change In Accounting Principle for Income Taxes  -
           Continued

          The valuation allowance of $400,000 established December 1, 1993 relating to tax credit carryforwards, was subsequently reduced to $67,525 at November 30, 1994, reducing income tax expense for 1994 by the difference of $332,475. Factors that management considered in deriving the valuation allowance at November 30, 1994 were the same as discussed in paragraph three above. The average taxable income used in the determination discussed above was updated to reflect the taxable income for 1994 which was not previously known.

          The average taxable income for 1994 and 1993 was approximately $1,000,000 with taxable income for 1994 of approximately $1,700,000. Management's current business plan and budgets for 1995 provided further justification for the reduction of the valuation allowance at November 30, 1994.

   Note 3  Inventories

          Inventories consist of the following:

                                         November 30,
                                    1995             1994

             Raw materials       $5,066,621      $3,418,811
             Work-in-process      2,825,789       2,874,373
             Finished goods       1,940,443         926,156
                                 $9,832,853      $7,219,340

   Note 4 Costs and Estimated Earnings on Uncompleted
   Contracts


                                        November 30, 1994
          Costs incurred on uncompleted
          contracts                       $142,836
          Estimated earnings                36,834
                                           179,670
          Less:  Billings to date          207,000

          Billings in excess of costs
          and estimated earnings on
          uncompleted contracts           $(27,330)

   Note 5 Short-Term and Long-Term Borrowings

          Line of Credit

          In November 1995, the Company increased its existing

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

          line of credit with its bank to $3,000,000. The term of the line of credit agreement is through May 19, 1997, and for a period of sixty (60) consecutive days during the term of the loan, the Company must repay the principal below $100. Interest is payable monthly at the bank's prime rate (8.75% at November 30, 1995). The line is collateralized by accounts receivable and the bank has a security interest in the proceeds for the collection of accounts receivable in the Company's depository accounts. The unused balance on the line of credit at November 30, 1995 and 1994 was $1,000,000.

          Notes Payable

          Notes payable consist of the following:


                                                                  November 30,
                                                                 1995         1994
             Note payable with a bank, payable in monthly
             installments of $20,833 plus interest at 7.3%
             payable through January 1995.  The note is
             secured by all of the assets of the Company
             and includes financial covenants relating
             to the Company's operating performance and
             financial condition                                      -      $41,667

             Note payable with a bank, payable in monthly
             installments of $27,778 plus interest at
             8.28% payable through May 1997.  The note
             is secured by accounts receivable and
             inventory and includes financial covenants
             relating to the Company's operating
             performance and financial condition                500,000      833,333


             Note payable with a bank, interest payable
             monthly at bank's prime rate (8.75% at
             November 30, 1995) through the
             construction phase (see below)                     752,132            -


                                                              1,252,132      875,000

             Less current portion                               343,647      375,000

                                                              $ 908,485     $500,000

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995


  Note 5 Short-Term and Long-Term Borrowings - Continued

          In August, 1995 the Company executed a promissory note for $3,375,000 with its bank for the construction of its new manufacturing facility. During the construction phase, interest is payable monthly at the bank's prime rate (8.75% at November 30, 1995) on the outstanding balance. The outstanding balance at November 30, 1995 is $752,132 (see Note 8).

          On June 14, 1996, the completion of the construction phase, the note converts to a five year term loan, amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the weekly average yield of U.S. Treasury securities plus 200 basis points. The interest rate will be determined upon conversion. The loan is collateralized by the land, the building and its contents.

          Aggregate maturities of notes payable for five years following November 30, 1995 are as follows:

                  1996                 $  343,647
                  1997                    193,004
                  1998                     28,736
                  1999                     31,353
                  2000                     34,210
                  2001 and thereafter     621,182
                                       $1,252,132

          The Company is subject to the bank agreement described above. Under the most restrictive covenant, none of the Company's consolidated retained earnings is free of limitation for payment of cash dividends at November 30, 1995.

          Capitalized Leases

          The Company conducts a portion of its operations utilizing leased equipment consisting of primarily computer equipment. For financial statement purposes, minimum lease rentals relating to the equipment have been capitalized.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

  Note 5 Short-Term and Long-Term Borrowings - Continued

          The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are non-cancelable, expire in 1999. The following is a schedule of leased property under capital leases:

                                                  November 30,
                                               1995          1994
            Machinery and equipment           $331,920       $427,408
            Less accumulated depreciation       59,865        101,837
                                              $272,055       $325,571

          The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 1995:

                Year ended November 30,

                                                     1996    $101,757
                                                     1997     101,757
                                                     1998     101,757
                                                     1999      70,489

                Total minimum lease payments                  375,760

                Less amount representing interest              64,275

                Present value of net minimum lease payments  $311,485

                Current portion                              $ 73,010
                Noncurrent portion                            238,475

                                                             $311,485

   Note 6  Shareholders' Equity

          Private Placement

          The Company completed a private placement offering of its Common Stock in December 1994, raising $6,375,000 from the sale of 1,500,000 shares.
          Costs, including commissions, associated with the offering were approximately $616,000. Part of these proceeds were used to pay off the Company's line of credit balance of $1,000,000 at November 30, 1994.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 6  Shareholders' Equity - Continued

          Increase in Authorized Shares of Common Stock

          In June, 1995, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 12,000,000 to 25,000,000.

          Obligations under Section 16(b) of the Securities
                    Exchange Act of 1934

          In 1995, two officers of the Company inadvertently incurred obligations to the Company of approximately $16,000 and $69,000, respectively, under Section 16(b) of the Securities Exchange Act of 1934 arising out of grants of options to them under the Company's 1988 Stock Option Plan and the sale of shares they acquired on the exercise of options within a six month period. The obligations were paid back to the Company in full.

          1995 Stock Incentive Plan

          In June 1995, the Company's shareholders approved the 1995 Stock Incentive Plan (the Plan). The Plan authorizes the granting of both incentive stock options and non-qualified stock options up to a total of 1,000,000 shares, increased annually by an additional number of shares equal to 1% of the number of shares outstanding on the last day of each fiscal year, commencing November 30, 1995, provided that the maximum aggregate number of shares to be issued shall not exceed 3,000,000. The option price for non-qualified stock options may be less than, equal to, or greater than the fair market value on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, is recognized over the vesting or service period.
          Stock option activity under the 1995 Plan was as follows:

                                                       November 30,
                                                           1995
              Outstanding - beginning of year                 -
              Granted
                                                        223,000
              Exercised
                                                              -
              Canceled                                        -

              Outstanding - end of year                 223,000

              Options exercisable - end of year          27,000

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 6  Shareholders' Equity - Continued

          Option prices per share for options exercisable as of November 30, 1995 ranged from $2.09 to $4.00.

          1988 Stock Option Plan

          The 1988 Stock Option Plan authorized the granting of both incentive stock options and non-qualified stock options up to a total of 850,000 shares of the Company's common stock to employees and directors. Upon adoption of the 1995 Stock Incentive Plan no additional options were or will be granted under the 1988 Plan. At November 30, 1995, 50,000 shares of common stock have been reserved under this plan for the outstanding options remaining at November 30, 1995. Under the 1988 Plan non-qualified stock options were granted at less than the fair market value of the Company's common stock. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, was recognized over the vesting or service period (e.g. currently six months to one year after the date of grant). In 1995 and 1994 income taxes payable was reduced and paid-in-capital was increased by approximately $151,000 and $232,000, respectively, related to an incremental tax benefit associated with the stock options exercised during the year. Stock option activity was as follows under the 1988 Plan:

                                                           November 30,
                                                   1995         1994        1993
             Outstanding - beginning of year    154,000        323,000       96,000
             Granted                                  -         34,000      398,000
             Exercised                          101,000        203,000      139,000
             Canceled                             3,000              -       32,000

             Outstanding - end of year           50,000        154,000      323,000

             Options exercisable - end of year   50,000        149,000       69,000


          Option prices per share:
                                                     November 30,
                                        1995              1994            1993
              Exercised during
              the year              $ .26 - 1.90      $ .24 - 1.90    $ .24 - .39
              Exercisable
              end of year           $1.41 - 2.50      $ .26 - 1.90    $ .24 -1.49

          Incentive Stock Option Plan

          The Incentive Stock Option Plan authorizes the granting of options to purchase 200,000 shares of the Company's common stock. The Plan expired on September 15, 1991, and therefore no

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 6  Shareholders' Equity - Continued

          further options may be granted under this Plan. At November 30, 1995, 13,000 shares of common stock have been reserved under this plan for the outstanding options remaining as of November 30, 1995. For the three years ended November 30, 1995, the activity under the Incentive Stock Plan was as follows:

                                                            November 30,
                                                       1995   1994     1993
           Options outstanding - beginning of year     13,000  23,000   23,000
           Options exercised                                        -        -
           Options surrendered, unexercised                 -  10,000        -

           Options outstanding - end of year           13,000  13,000   23,000

          Option prices are $1.50 a share, the equivalent of the market price on the dates the options were granted and all options are exercisable for each year presented.

           Common Stock Warrants

          In connection with the Company's borrowing from its former primary bank, the Company's Chief Executive Officer (CEO) executed a limited guarantee of the Company's indebtedness which was released in 1989. The Company agreed to compensate the Company's CEO for giving such guarantee by issuing to him a warrant expiring in April 2002, for the purchase of 500,000 shares of the Company's common stock at a purchase price per share of $.875. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $.7721 per share. Warrants totaling 100,000 were exercised in April 1995 for $77,210.

          In conjunction with previous financing agreements, two warrants expiring in 1995 were issued to an investment company in November 1988 and June 1989 to purchase 50,000 and 100,000 shares of common stock, respectively, at a price of $1.25 per share. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $1.1029 per share. Both warrants were exercised in February 1995 for $165,435. As a result of the exercise of these warrants, in 1995 income taxes payable was reduced and paid-in capital was increased by approximately $285,000 related to an incremental tax benefit associated with the exercise of the warrants.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 7 Income Taxes

          Effective December 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method (see Note
          2). As permitted by SFAS No. 109, the financial statements for 1993 have not been restated.

          The provisions for income taxes consist of the following:


                                                               Deferred
                                        Liability Method        Method
                                           November 30,       November 30,
                                        1995        1994         1993
            Current
               Federal               $279,380    $342,308    $   40,600
               State                   63,455      60,000         5,900
                                      342,835     402,308        46,500

            Deferred benefit
               Federal               (239,739)   (187,060)      (17,700)
               State                  (30,327)    (20,013)       (1,500)
                                     (270,066)   (207,073)      (19,200)

            Investment tax credits    200,666     239,616             -
            Tax benefit from the
               exercise of employee
               stock options          150,001     231,965             -
            Tax benefit from the
               exercise of warrants   284,794           -             -
            Adjustment to valuation
            allowance                       -    (332,475)            -
            Other                      (1,373)      4,528             -
                                     $706,857    $338,869     $  27,300


                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 7 Income Taxes - Continued

          The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

                                                                  Deferred
                                             Liability Method      Method
                                               November 30,      November 30,
                                              1995      1994        1993
  Tax expense at statutory rate            $612,768   $663,642   $ 74,374
  State income taxes, net of federal
  income tax benefit                         60,379     49,358      3,900
  Non-deductible charges                     35,084     36,641      6,500
  Utilization of tax credit
     carryforwards                                -          -    (27,300)
  Utilization of loss carryforward                -          -    (41,700)
  Prior year over accrual                         -          -    (25,000)
  Adjustment to deferred tax credit item
  (recorded in fourth quarter)                    -    (81,592)         -
  Reduction of valuation allowance
  (recorded in fourth quarter)                    -    (332,475)        -
  Other                                      (1,374)      3,295    (5,174)
                                           $706,857    $338,869   $(14,400)

          The components of deferred income tax expense for 1993 are as follows:

                                         November 30,
                                             1993

                   Accrued expenses      $  19,800
                   Depreciation            (30,800)
                   Compensation             (8,200)

                                         $ (19,200)

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995


   Note 7 Income Taxes - Continued

          The deferred tax asset consists of the following:

                                                  November 30,
                                              1995            1994
               Vacation accrual           $100,929        $ 93,046
               Depreciation                113,400          84,666
               Stock options                86,326          57,967
               Warranty reserve            265,623          53,463
               Tax credit carryforwards    219,572         417,238
               Capital loss carryforward    66,402          67,525

                                          $852,252        $773,905

               Less:  valuation            (66,402)        (67,525)
               allowance

                                          $785,850        $706,380

          Factors that management considered in deriving the valuation allowance at November 30, 1994 are discussed in Note 2 to the financial statements and are similar to those used for 1995, with taxable income factor for 1995 being approximately
          $1,400,000.

          For income tax purposes at November 30, 1995, there were no net operating loss carryforwards and approximately $332,000 of capital loss carryforwards. These capital loss carryforwards expire between 1996 and 1997. At November 30, 1995, there are investment tax and research and development tax credit carryforwards of approximately $220,000 for tax purposes and such credits expire as follows: $28,000 in 1999 and $192,000 in 2000.

          The extraordinary item reported for 1993 resulted from the tax effect of the net operating loss carryforward for book purposes generated in 1991.


   Note 8  Commitments

           Operating Leases

          The Company conducts a majority of its operations from leased facilities. Since October 1995, when the lease term of its Florida corporate and manufacturing facilities expired, the Company began leasing the facilities on a month-to-month basis and will do so until the completion of the construction of the new facility which is anticipated to be in June 1996 (see below). The monthly rental amount is approximately $41,000. In March, 1995 the Company executed a real estate lease for additional space for $2,141 per month which expires in March 1996. Upon expiration, the Company will continue to lease the space on a month-to-month basis until the

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995


   Note 8  Commitments - Continued

          completion of the new facility.   The leases
          require the Company to pay its share of real estate taxes and operating expenses. Also, the Company uses machinery and equipment under non-cancelable operating leases expiring through 1998.

          In addition, the Company leased approximately 48,360 square feet in New Jersey where the Company's subsidiary, Magnetran, Inc. resides. The leases expired October 31, 1994. The premises were leased from the CEO of the Company at an aggregate base rental of $135,207 for 1994. In addition to the minimum base rent, the Company paid taxes, insurance and maintenance relating to the leased properties. Magnetran, Inc. entered into a 5 year gross lease, with the Company's CEO, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. The aggregate rentals paid to the CEO for all leases for the years ended November 30, 1995, 1994, and 1993 were approximately $87,000,
          $225,500 and $240,300, respectively.

          The future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

                Year ended November 30,

                                         1996   $165,030
                                         1997    117,624
                                         1998    106,046
                                         1999     89,595

                Total minimum lease payments    $478,295

          The total rental expense for all operating leases was $398,529, $605,197 and $563,589 for the years ended November 30, 1995, 1994 and 1993,
          respectively.

          New Facility - Construction Costs to Complete

          At November 30, 1995, the Company has incurred approximately $2,200,000, including $786,000 for land for the construction of the new manufacturing facility. Total anticipated costs upon completion approximate $4,750,000. In addition, the Company anticipates acquiring approximately $500,000 of furniture, fixtures, and equipment which is expected to be financed through a lease.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995


   Note 8  Commitments -Continued

          Purchase Commitment

          The Company is currently in the process of acquiring manufacturing software and related hardware for approximately $500,000 which is expected to be financed through a capital lease.

   Note 9 Affiliate Transactions

          During 1992 the Company loaned RF Power Products (RFPP, a former subsidiary which was spun off in 1992) $200,000 in a secured, subordinated loan to be repaid in equal monthly installments of $5,000 commencing May 1993 through August 1996. Interest at the prime rate plus 1% is to be paid monthly.
          The remaining balance at November 30, 1995 is $45,000 and included in prepaid expenses and other.

          During 1995, 1994 and 1993, the Company had sales to and purchases from RFPP, respectively, as follows: $844,000 and $942,000 in 1995; $551,000 and $708,000 in 1994; and $598,000 and $378,000 in
          1993, respectively. At November 30, 1995, 1994 and 1993, the Company's accounts receivables and payables included the following amounts related to RFPP, respectively, as follows: $197,000 and $247,000 at 1995; $86,000 and $129,000 at 1994 and
          $155,000 and $64,000 at 1993.

          The Company's CEO currently owns approximately 12% of RFPP shares which he received via the spin-off.

   Note 10 Segment Information

          Geographic Sales

                                          November 30,
                                          1995        1994        1993
           Export revenues from the
           United States to unaffiliated
               foreign customers          $9,190,317  $7,233,203  $5,004,610

          Customer Sales

          In 1994 approximately 18% of consolidated net sales were to one customer. Additionally, in 1995, 1994 and 1993, 7%, 13% and 8%, respectively, of consolidated net revenues were from the Company's former distributor in Japan. In 1995 total revenues from the Company's new Japanese distributor were approximately $238,000.

                PLASMA-THERM, INC. AND SUBSIDIARY

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               Three Years Ended November 30, 1995

   Note 11 Defined Contribution Plan

          The Company has a defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees over the age of twenty-one. The plan consists of an employee elective contribution and a company matching contribution for each eligible participant. The Company's matching contribution is specified by the Company's Board of Directors, is discretionary and can change from year to year. Forfeitures resulting from a terminated participant's failure to be fully vested in the Company's matching contribution will be used to reduce future contributions of the Company. The Company's contribution for this plan for 1995, 1994 and 1993 was $18,459, $11,596 and $8,217,
          respectively.

    Item 9.   Disagreements on Accounting and Financial
              Disclosure

                  Not Applicable

     PART III

     Except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Item 1, "Executive Officers of the Company," Items 10, 11, 12 and 13 are hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders presently scheduled for April 30, 1996, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K.

     PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

               A. The following documents are filed as part of this Form 10-K:

                   (1) Consolidated Financial Statements

                       The index to the Consolidated Financial
                       Statements of the Company is included on page 17 in Part II, Item 8.

                   (2) Financial Statement Schedules

                       (a) Schedule I - Condensed Financial
                           Information - Plasma-Therm, Inc.
                           (Parent Only)

                       (b) Schedule II - Valuation and
                           Qualifying Accounts

                       All other schedules are omitted either
                       because the schedule is inapplicable or
                       the required information is included
                       elsewhere in the Financial Statements.

                   (3) Reports on Form 8-K

                       No reports on Form 8-K were filed by the Company during the quarter ended November
                       30, 1995.

                   (4) Exhibits

     Exhibit No.   Description of Exhibits


       3.1* Articles of Incorporation of the Registrant, as amended May 6, 1994 (Exhibit 3.1 to the 1994 Form 10-K).

       3.2*   By-laws of the Registrant (Exhibit 3.2 to the 1994 Form
              10-K).

       3.3* Amendment to the Company's Articles of Incorporation (Exhibit 3.1 to the May 31, 1995 Form 10-Q/A).

       4.1* Notes and Warrant Agreements dated July 1, 1980 and February 17, 1981, and amendments thereto, between the Registrant and Atalanta Investment Company, Inc. and related consents (Exhibits 3.3, 3.4 and 3.5 to the 1981 Registration Statement, Exhibit 3.5.1 to Amendment No. 1 to the Registration Statement
              No. 2-73281-NY filed on July 20, 1981 {the "1981
              Registration Statement"} and Exhibit 4.3 to the Registration Statement No. 2-82980 filed on
              April 11, 1983 {the "1983 Registration Statement"}).

       4.2* Amendment, dated November 1, 1988, to the Note and Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit 4.2 to the Registrant's Annual Report Form 10-K for the year ended November 30, 1988 {the "1988 Form 10-K"}).

       4.3*   Amendment, dated July 21, 1989 to the Note and
              Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit 4.3 to
              Registrant's Annual Report on Form 10-K for the year ended November 30, 1989 {the "1989 Form 10-K"}).

       4.4* Warrant dated as of July 24, 1987 between the Registrant and Ronald Deferrari (Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1987 {the "1987 Form 10-K"}).

       4.5*   Stock Option Plan of the Registrant, dated
              December 1,1988.  (Exhibit 4.4 to the 1988
              Form 10-K).

       4.6* 1995 Stock Incentive Plan of the Registrant, dated June 14, 1995 (Exhibit 4 to the 1995
              Form S-8).

       4.7* Form of stock certificate (Exhibit 4.6 to the 1994 Form 10-K).

      10.1* Employment Agreement dated May 3, 1994 between the Registrant and Ronald H. Deferrari (Exhibit
              10.1 to the 1994 Form 10-K).

      10.2*   Amendment to Employment Agreement between the
              Company and Ronald H. Deferrari, dated 6/26/95
              (Exhibit 10.30 to the August 31, 1995 Form 10-Q).

      10.3*   Employment Agreement dated May 3, 1994 between the
              Registrant and Diana M. DeFerrari (Exhibit 10.2 to the 1994 Form 10-K).

      10.4*   Employment Agreement between the Company and Diana
              M. DeFerrari, dated February 9, 1995 (Exhibit 10.1 to the May 31,1995 Form 10-Q/A).

      10.5*   Employment Agreement dated May 18, 1994 between the
              Registrant and Ronald S. Deferrari (Exhibit 10.3 to the 1994 Form 10-K).

      10.6*   Amendment to Employment Agreement between the
              Company and Ronald S. Deferrari, dated 6/26/95 95
              (Exhibit 10.31 to the August 31, 1995 Form 10-Q).

      10.7* Lease dated as of November 1, 1994 between Magnetran, Inc., and Ronald H. Deferrari for property located at 136 Route 73, Voorhees, New Jersey.

      10.8*   Lease dated as of April 23, 1990 and Supplement
              Agreement #1 thereto dated as of June 6, 1990 between the Registrant and Rouse & Associates - 9500
              International Court Limited Partnership for property located at 9509 International Court, St. Petersburg, Florida (Exhibit 10.13 to the 1990
              Form 10-K).

      10.9* Lease dated as of June 6, 1990 between the Registrant and Rouse & Associates - 9500 International Court Limited Partnership for property located at 9501 International Court, St. Petersburg, Florida
              (Exhibit 10.14 to the 1990 Form 10-K).

      10.10* Lease dated as of October 30, 1990 between the Registrant and Rouse & Associates - 9500 International Court Limited Partnership for property located at 9721 International Court, St.Petersburg, Florida
              (Exhibit 10.14 to the 1991 Form 10-K).

      10.11* Lease dated as of July 17, 1991 between the Registrant and Rouse & Associates - 9500 International Court Limited Partnership for property located at 9537 International Court North, St. Petersburg,
              Florida (Exhibit 10.15 to the 1991 Form 10-K).

      10.12* Supplemental Agreement #4 dated June 7, 1994 between Teachers Insurance and Annuity Association Inc. and the Registrant for property located at 9509 International Court, St. Petersburg, Florida.

      10.13* Supplemental Agreement #3 dated June 7, 1994 between Teachers Insurance and Annuity Association Inc.
              and the Registrant for property located at 9501
              International Court, St. Petersburg, Florida.

      10.14* Supplemental Agreement #3 dated June 7, 1994 between Teachers Insurance and Annuity Association Inc.
              and the Registrant for property located at 9721
              International Court, St. Petersburg, Florida.

      10.15* Supplemental Lease Agreement #2 dated July 17, 1991 between the Registrant and Rouse and Associates - 9500 International Court Limited Partnership for property located at 9509 International Court, St. Petersburg, Florida (Exhibit 10.12 to the 1993
              Form 10-K).

      10.16* Supplemental Lease Agreement #1 dated July 17, 1991 between the Registrant and Rouse and Associates - 9500 International Court Limited Partnership for property located at 9501 International Court, St. Petersburg, Florida (Exhibit 10.13 to the 1993
              Form 10-K).

      10.17* Supplemental Lease Agreement #1 dated July 17, 1991 between the Registrant and Rouse and Associates - 9500 International Court Limited Partnership for property located at 9721 International Court, St. Petersburg, Florida (Exhibit 10.14 to the 1993
              Form 10-K).

      10.18* Supplemental Agreement #2 dated June 7, 1994 between Teachers Insurance and Annuity Association Inc.
              and the Registrant for property located at 9537
              International Court, St. Petersburg, Florida.

      10.19* Loan Agreement dated January 19, 1995 between the Registrant and NationsBank of Florida, N.A. (including Revolving Credit Agreement, Security Agreement, Term Promissory Note and Line of Credit
              Note), (Exhibit 10.16 to the 1994 Form 10-K).

      10.20*  Promissory Note dated August 14, 1995 between the
              Registrant and NationsBank of Florida, N.A.
              (Exhibit 10.23 to the August 31, 1995 Form 10-Q).

      10.21*  Mortgage, Assignment of Rents and Security
              Agreement dated August 14, 1995 between the
              Registrant and NationsBank of Florida, N.A.
              (Exhibit 10.24 to the August 31, 1995 Form 10-Q).

      10.22*  Environmental Indemnity Agreement dated August 14,
              1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.25 to the August 31, 1995
              Form 10-Q).

      10.23* Amendment (to Amended and Restated Revolving Credit Agreement between Plasma-Therm, Inc. and NationsBank of Florida, N.A., dated January 19, 1995) dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.26 to the August 31, 1995 Form 10-Q).

      10.24* Construction Loan Agreement dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.27 to the August 31, 1995 Form 10-Q).

      10.25* Collateral Assignment of General Construction Contract, Subcontracts, Plans and Specifications and Permits dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.28 to the August 31, 1995 Form 10-Q).

      10.26* Collateral Assignment of Professional Agreements and Plans and Specifications dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.29 to the August 31, 1995 Form 10-Q).

      10.27   Third Future Advance Promissory Note dated
              November 17, 1995 between the Registrant and
              NationsBank of Florida, N.A.

      10.28 Third Consolidation Line of Credit Promissory Note dated November 17, 1995 between the Registrant and and NationsBank of Florida, N.A.

      10.29   Future Advance Consolidation and Modification
              Agreement dated November 17, 1995 between the
              Registrant and NationsBank of Florida, N.A.

      10.30   Second Amendment (to Amended and Restated Revolving
              Credit Agreement) dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A.

      10.31 Amendment to Amended and Restated Security Agreement dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A.

      10.32*  Distributorship Agreement between the Registrant,
              Nissin Hi-Tech and Itoman & Co., dated August 1,
              1989 (Exhibit 10.16 to the 1989 Form 10-K).

      10.33*  December 11, 1990 Amendment to the Distributorship
              Agreement between the Registrant, Nissin Hi-Tech and Itoman & Co. (Exhibit 10.20 to the 1990
              Form 10-K).

      10.34* License Agreement dated August 9, 1990 by and among the Registrant, Nissin Hi-Tech, Inc. and Plasma-Therm International, Inc. (Exhibit 10.21 to the 1990
              Form 10-K).

      10.35*  Loan Documents from RF Power Products, Inc. to
              Registrant: Loan Agreement dated April 24, 1992; Promissory Note dated April 24, 1992; Security Agreement dated April 24, 1992; Subordination Agreement dated January 25, 1993 (Exhibit 10.24 to the 1992 Form 10-K).

      10.36*  Registrant's 401(k) Savings Plan Summary Plan
              Description dated July 1, 1992 (Exhibit 10.25 to the 1992 Form 10-K).

      10.37* January 27, 1993 Amendment to the Distributorship Agreement between Nissin Hi-Tech, Inc., Nissin Electric Co., Ltd. and the Registrant and January 27, 1993 Amendment to the License Agreement between Nissin Hi-Tech, Inc., Nissin Electric Co., Ltd.
              and the Registrant. (This Exhibit amends Exhibits 10.17, 10.18, 10.19.)

      10.38 Distributorship Agreement between the Registrant and Hakuto Co., Ltd., dated August 1, 1995.

      11.     Statement RE:  Computation of per share earnings.

      22.     Subsidiary of the Registrant.

      24.     Consent of Grant Thornton LLP.

      27.     Financial Data Schedule (for SEC use only).


     * Incorporated by reference.

     SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLASMA-THERM, INC.

                                    /s/ RONALD H.DEFERRARI
                                    Ronald H.Deferrari,
                                    Chairman of the Board
                                    and Treasurer

     Date:   January 29, 1996

             Pursuant to the requirements of the Securities
     Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


     By: /s/ RONALD H. DEFERRARI
         Ronald H. Deferrari, Chairman of the Board
         and Treasurer
           (Principal Executive Officer and
           Principal Financial Officer)

     Date:   January 29, 1996



     By: /s/ A.S. GIANOPLUS
         A.S. Gianoplus, Director

     Date:   January 29, 1996



     By: /s/ STACY WAGNER
         Stacy Wagner, Vice President of Finance
         and Controller

     Date:   January 29, 1996

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
     THE SCHEDULES


     Board of Directors
     Plasma-Therm, Inc.

     In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 10, 1996, which is included in the Annual Report on Form 10-K for the years ended November 30, 1995, we have also audited Schedule I for the year ended November 30, 1993, and Schedule II for each of the three years in the period ended November 30, 1995. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein.

                                        GRANT THORNTON LLP



     Tampa, Florida
     January 10, 1996

             PLASMA-THERM, INC. AND SUBSIDIARY

       Schedule I - Condensed Financial Information
             Plasma-Therm, Inc. (Parent Only)


               Year Ended November 30, 1993

             CONDENSED STATEMENT OF INCOME


Costs and expenses
    Selling and administrative                $118,607
    Interest expense                                 0
    Other income, net                           (3,620)

                                               114,987


Income (loss) before equity in net
    of subsidiaries                           (114,987)

Equity in net income of subsidiaries           348,135

Net income                                    $233,148



           CONDENSED STATEMENT OF CASH FLOWS


Cash from operating activities                ($53,780)

Cash flows from investing activities            10,691

Cash flows from financing activities            40,000


Decrease in cash                               ($3,089)

Note:

Schedule I is not applicable as of or for the years ended November 30, 1995 and 1994. In prior years
Plasma-Therm, Inc. had a signicantly wholly owned subsidiary (Plasma-Therm I.P., Inc.) which had a bank agreement which restricted its dividends and advances to its parent. As a result of the latter, Schedule I was required for 1993 and 1992. In 1994 the parent and subsidary merged together and the debt agreement in essence reverted directly to the parent, Plasma-Therm, Inc.

                  PLASMA-THERM, INC. AND SUBSIDIARY

      Schedule I - Condensed Financial Information - Continued --
      Plasma-Therm, Inc. (Parent Only)

                Notes to Condensed Financial Statements

     The notes to the consolidated financial statements should be read in conjunction with these condensed financial statements.

     Income taxes: Substantially all of the consolidated income tax expense or benefit is related to the operating Company's subsidiaries in 1993. See the notes to consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      COL. A                   COL. B                     COL. C                     COL. D           COL. E
                                                                        Additions
                                             Balance at     Charged to         Charged to                           Balance at
                                            Beginning of     Costs and       Other Accounts       Deductions -       End of
                    Description                Period         Expenses      - Describe              Describe          Period
         Year ended November 30, 1995:


              Warranty Liability                 $143,000     $1,211,289    $       -              $660,774 <FN1>       $693,515


             Deferred Tax Asset
                Valuation Allowance                67,525              0              0               1,123 <FN4>         66,402



         Year ended November 30, 1994:

              Warranty Liability                        0        366,664              0             223,664 <FN1>        143,000


             Deferred Tax Asset
                Valuation Allowance                     0                       400,000 <FN2>       332,475 <FN3>         67,525


         Year ended November 30, 1993:

              Warranty Liability                        0        167,651              0             167,651 <FN1>              0


         <FN1>  Costs incurred for warranty repair during the year.
         <FN2>  Consists of an addition to the valuation allowance which is a contra account to
         <FN3>  Reduction of the valuation allowance based on expected future years'
         <FN4> Reduction of the valuation allowance for capital loss carryforwards which expired in 1995.



     Exhibit 22


     SUBSIDIARY OF THE REGISTRANT




                                    State or Other
     Name                           Jurisdiction
                                    of Incorporation

     Magnetran, Inc.                New Jersey

     Exhibit 24


     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     We have issued our reports dated January 10, 1996, accompanying the consolidated financial statements and schedules of Plasma-Therm, Inc. and Subsidiary included in the Annual Report on Form 10-K of Plasma-Therm, Inc. and Subsidiary for the year ended
     November 30, 1995. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Plasma-Therm, Inc. and
     Subsidiary on Form S-3 (File No. 33-88836, effective
     February 1, 1995) and Forms S-8 (File No. 2-97920, effective June 11, 1985, File No. 33-29104, effective
     June 22, 1989 and File 33-60375, effective
     June 14, 1995).


                                GRANT THORNTON LLP

     Tampa, Florida
     January 10, 1996