Form 10-Q
period 1996-02-29
PLASMA THERM INC
filed 1996-03-21
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended February 29, 1996               Commission File Number 0-12353


                               PLASMA-THERM, INC.
             -----------------------------------------------------
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

                               Yes  X          No
                                   ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      10,296,561
--------------------------------------             -----------------------------
                Class                              Outstanding at March 14, 1996





                               Page 1 of 13 Pages

                                     INDEX





                                                                                                                     PAGE
                                                                                                                    NUMBER
                                                                                                                    ------
PART 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                 Balance Sheets - February 29, 1996 and
                  November 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Statements of Income - Three Months Ended
                  February 29, 1996 and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Statements of Cash Flows - Three Months Ended
                  February 29, 1996 and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


         Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .  10


PART II. OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                          February 29,        November 30,
                              ASSETS                                          1996                1995
                                                                          ------------        ------------
                                                                          (unaudited)
Current assets
    Cash and cash equivalents                                             $ 4,285,933         $ 5,058,718
    Accounts receivable                                                     7,391,108           7,882,427
    Prepaid income taxes                                                          -                18,048
    Inventories                                                            10,704,592           9,832,853
    Prepaid expenses and other                                                332,459             269,875
    Deferred tax asset                                                        421,000             603,000
                                                                          -----------         -----------

       Total current assets                                                23,135,092          23,664,921
                                                                          -----------         -----------
Property and equipment, at cost
    Machinery and equipment                                                 2,394,380           2,301,273
    Leasehold improvements                                                    420,763             419,263
                                                                          -----------         -----------

                                                                            2,815,143           2,720,536

    Less accumulated depreciation and amortization                          2,116,497           1,954,377
                                                                          -----------         -----------

                                                                              698,646             766,159
    Land                                                                      786,017             786,017
    Construction in process                                                 2,795,691           1,417,353
                                                                          -----------         -----------

                                                                            4,280,354           2,969,529
                                                                          -----------         -----------
Other assets
    Deferred tax asset                                                        189,748             182,850
    Other                                                                     265,536              91,720
                                                                          -----------         -----------

                                                                              455,284             274,570
                                                                          -----------         -----------

                                                                          $27,870,730         $26,909,020
                                                                          ===========         ===========



       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                          February 29,        November 30,
                           LIABILITIES                                        1996                1995
                                                                          ------------        ------------
Current liabilities
    Short-term borrowings                                                 $ 2,000,000         $ 2,000,000
    Current portion of notes payable                                          366,150             343,647
    Current maturities of obligations under
       capital leases                                                          75,582              73,010
    Accounts payable                                                        1,695,897           2,920,079
    Accrued payroll and related                                               352,273             402,649
    Accrued expenses                                                          225,708             356,895
    Accrued warranty expense                                                  693,515             693,515
    Income taxes payable                                                      136,025                 -
                                                                          -----------         -----------

       Total current liabilities                                            5,545,150           6,789,795
                                                                          -----------         -----------

Long-term obligations
    Notes payable                                                           2,445,864             908,485
    Obligations under capital leases                                          212,342             238,475
                                                                          -----------         -----------

                                                                            2,658,206           1,146,960
                                                                          -----------         -----------

                       SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,296,561
    shares - 1996 and 10,279,561 shares -
    1995                                                                      102,967             102,797
Additional paid-in capital                                                 14,695,155          14,645,775
Retained earnings                                                           4,869,252           4,223,693
                                                                          -----------         -----------

                                                                           19,667,374          18,972,265
                                                                          -----------         -----------

                                                                          $27,870,730         $26,909,020
                                                                          ===========         ===========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                  Three Months Ended
                                                              ----------------------------
                                                              February 29,    February 28,
                                                                  1996           1995
                                                              ------------    ------------
Net sales                                                     $ 8,290,002     $ 4,986,860
                                                              -----------     -----------

Costs and expenses
    Cost of products sold                                       5,288,305       3,417,513
    Research and development                                      619,323         514,812
    Selling and administrative                                  1,338,436       1,078,000
    Interest expense                                               58,217          35,656
    Interest income                                               (71,606)        (84,755)
    Other (income) expense, net                                       678           4,151
                                                              -----------     -----------
                                                                7,233,353       4,965,377
                                                              -----------     -----------

Income before income taxes                                      1,056,649          21,483

Income taxes                                                      411,090          13,050
                                                              -----------     -----------

Net income                                                    $   645,559     $     8,433
                                                              ===========     ===========

Income per share (primary and fully diluted)                  $      0.06     $       -
                                                              ===========     ===========


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended
                                                              ---------------------------------
                                                              February 29,         February 28,
                                                                  1996                1995
                                                              ------------         ------------
Cash flows from operating activities
    Net income                                                $   645,559          $   8,433
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                             162,120            106,740
        Loss on disposal of assets                                    -                5,100
        Deferred taxes                                            175,102                -
        Compensation - stock options                               27,015              6,250
        Changes in assets and liabilities
         (Increase) decrease in accounts receivable               491,319           (852,984)
         (Increase) decrease in income tax deposits                18,048           (109,539)
          Increase in inventories                                (871,739)        (1,114,872)
         (Increase) decrease in prepaid expenses and other        (82,584)           128,223
          Increase (decrease) in accounts payable              (1,224,182)           697,898
          Decrease in accrued payroll and related                 (50,376)          (144,225)
          Increase (decrease) in accrued  expenses               (131,187)             4,998
          Increase (decrease) in income taxes payable
            (exclusive of tax benefits derived from
             exercise of options/warrants)                        132,140           (151,962)
                                                              -----------          ---------

                    Net cash used in
                       operating activities                      (708,765)        (1,415,940)
                                                              -----------          ---------

Cash flows from investing activities
    Capital expenditures                                       (1,472,945)          (174,813)
    Payments received on note receivable                           20,000             15,000
    Other                                                        (173,816)            13,519
                                                              -----------          ---------

                    Net cash used in investing activities      (1,626,761)          (146,294)
                                                              -----------          ---------




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (Unaudited)

                                                                                  Three Months Ended
                                                                           --------------------------------
                                                                            February 29,       February 28,
                                                                                 1996              1995
                                                                            ------------       ------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                  1,643,215                -
    Principal payments on notes payable                                        (83,333)          (125,000)
    Principal payments under capital lease obligations                         (23,561)           (29,896)
    Net issuances under line of credit agreements                                  -           (1,000,000)
    Issuance of common stock and warrants                                       26,420            205,066
    Issuance of common stock in private placement                                  -            5,777,134
                                                                           -----------        -----------

                    Net cash provided by
                        financing activities                                 1,562,741          4,827,304
                                                                           -----------        -----------

                    Net increase (decrease) in cash and
                        cash equivalents                                      (772,785)         3,265,070
                                                                           -----------        -----------

Cash and cash equivalents, beginning of period                               5,058,718          2,625,850
                                                                           -----------        -----------

Cash and cash equivalents, end of period                                   $ 4,285,933        $ 5,890,920
                                                                           ===========        ===========





              See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 29, 1996 AND NOVEMBER 30, 1995




NOTE 1   BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995.

         The results of operations for the three months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of results for the full year.

         The November 30, 1995 balance sheet amounts and disclosures included herein have been derived from the November 30, 1995 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly-owned subsidiary, Magnetran Inc.. All significant intercompany transactions and balances have been eliminated.

NOTE 3   INCOME PER SHARE

         Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully diluted income per share are the same for all periods presented. The following is the weighted average outstanding share information.

                                                Three Months Ended
                                  --------------------------------------------
                                  February 29, 1996          February 28, 1995
                                  -----------------          -----------------
          Primary                     10,611,434                  10,587,924
          Fully Diluted               10,611,017                  10,587,610

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 29, 1996 AND NOVEMBER 30, 1995





NOTE 4   ACCOUNTING FOR STOCK-BASED COMPENSATION

         Management has not yet completely analyzed the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, management has not yet determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or if APB No. 25's method will be continued. In addition, management has not yet determined the potential effect that the SFAS No. 123 accounting provision, if adopted, will have on the Company's financial statements.

NOTE 5   NOTES PAYABLE

         In March 1996 the Company executed a promissory note for $364,000 with its bank for the purchase of manufacturing software. Monthly installments of $11,318 including interest at 7.92% is payable through February, 1999. The note is secured by various machinery and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company's cash position decreased by $772,785 from November 30, 1995 to February 29, 1996 while cash used in operating activities decreased by $708,765 for the same period. Working capital at February 29, 1996 was $17,589,942, which is an increase of $714,816 from November 30, 1995. The increase in working capital is the result of a combination of several items, the most significant being an increase in inventories due to an increase in backlog and an anticipated increase in sales over 1995 for the remainder of 1996. In addition, accounts payable decreased which is the result of generating certain vendor payments earlier than the normal payment schedule in preparation for the Company's upcoming computer conversion.

         Uses of cash included the repayment of $196,897 of notes payable and capital leases. In addition, the Company has incurred $1,472,945 in capital expenditures, of which approximately $95,000 relates to cash outlays for software licensing and various computer hardware. The remaining balance of approximately $1,378,000 consists of the costs incurred for the construction of the new building. These costs are reimbursed to the Company through the construction loan as incurred.

         The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. The Company believes that its current cash reserves, together with the proceeds of its private placement, working capital expected to be generated by operations and additional funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future. Should order input exceed projected 1996 levels, additional working capital may be required.

         The Company believes that inflation has had no material impact upon its operations.


         RESULTS OF OPERATIONS

         Net sales of $8,290,002 for the first quarter of 1996 increased by 66% from net sales of $4,986,860 for the first quarter of 1995. The increase in net sales was attributable to higher product demand and sales of the Company's newest product, the Versalock(TM) 700 Series. Sales of the Versalock(TM) 700 Series began in fourth quarter 1995.

         Cost of products sold was 63.8% of net sales for fiscal 1996 as compared to 68.5% for fiscal 1995, resulting in a decrease of 4.7%. The decrease is the result of higher margins in the Company's core (batch) product lines, in addition to higher margins related to the sales of the Versalock(TM) 700 Series. Field service costs, which include warranty and non-warranty expenditures, have been classified in both the cost of products sold and selling and administrative categories in the Company's financial statements in prior years. To be consistent with the Company's peer groups, in fiscal 1996 field service costs are classified entirely in cost of products sold. In the first quarter of 1995, the Company recognized approximately $339,000 in field service costs, of which $105,000 was classified in cost of products sold (relating primarily to warranty) and $234,000 was classified in the selling and administrative category. Total field service costs for the first quarter of 1996 was approximately $334,000 which was classified entirely in cost of products sold.

         Research and development expense for the first quarter of 1996 and 1995 was $619,323 and $514,812, which is 7.5% and 10.3% of net sales respectively. Although the percentage of research and development expense to net sales has decreased, total dollars spent has increased. A portion of research and development expenses are fixed costs; therefore the percentage as it relates to net sales is lower in fiscal 1996 as compared to fiscal 1995 since net sales increased significantly by 66% from fiscal 1996 to fiscal 1996. As sales increase, certain overhead expenditures increase, however, at a lower rate. As new product lines continue to be introduced, total dollars expended on research and development are expected to increase to typically 9% to 10% of net sales.

         Selling and administrative expense for the quarter ended February 29, 1996 was $1,338,436, up from $1,078,000 for the quarter ended February 28, 1995. While actual expenses have increased, the percentage of net sales was 16.1% and 21.6% for fiscal 1996 and 1995 respectively. As discussed above, field service costs are classified entirely in cost of products sold in fiscal 1996 whereas a portion of field service costs were classified in the selling and administrative category in fiscal 1995. For comparative purposes, selling and administrative expense for fiscal 1995, less field service costs of approximately $234,000, was $844,000 which would be 16.9% of net sales. This percentage is consistent with 16.1% for fiscal 1996.

         Income before income taxes of $1,056,649 for fiscal 1996 as compared to $21,483 for fiscal 1995 is significantly higher due to increased sales and higher margins in the core (batch) product lines and the Versalock(TM) 700 Series, as discussed above. In addition, as explained above, overhead expenses increase as net sales increase, however, at a lower rate, thus resulting in higher net income.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K





  (a)    Exhibits.

         10.39 Note and Security Agreement dated March 6, 1996 between the Registrant and NationsBanc Leasing Corporation.

         10.40 Employment Agreement between the Registrant and Curtis A. Barratt, dated February 28, 1996.

         27               Financial Data Schedule (for SEC use only).



  (b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter of fiscal 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PLASMA-THERM, INC.





Date:    March 18, 1996                      By: /s/ STACY WAGNER
                                             ----------------------------------
                                             Stacy Wagner
                                             V.P. of Finance


Date:    March 18, 1996                      By: /s/ RONALD S. DEFERRARI
                                             ----------------------------------
                                             Ronald S. Deferrari
                                             President, Chief Operating Officer