Form 10-Q
period 1996-05-31
PLASMA THERM INC
filed 1996-07-01
CIK 354452

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1996                  Commission File Number 0-12353


                               PLASMA-THERM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                 04-2554632
                -------                                 ----------
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

                          Yes X     No
                             ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   10,301,061
- --------------------------------------          -----------------------------
              Class                             Outstanding at June 20, 1996

                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART 1.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Balance Sheets - May 31, 1996 and
             November 30, 1995 ...............................................  3

            Statements of Income - Three Months and Six Months Ended
             May 31, 1996 and May 31, 1995 ...................................  5

            Statements of Cash Flows - Six Months Ended
             May 31, 1996 and May 31, 1995 ...................................  6

            Notes to Consolidated Financial Statements .......................  8

   Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .......... 11

PART II. OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security-Holders ....... 15

         Item 6.   Exhibits and Reports on Form 8-K .......................... 16

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                             May 31,               November 30,
                                    ASSETS                    1996                    1995
                                                        ------------               ------------
                                                         (unaudited)
Current assets
    Cash and cash equivalents                           $  5,041,812               $  5,058,718
    Accounts receivable                                    7,131,163                  7,882,427
    Prepaid income taxes                                      58,087                     18,048
    Inventories                                           11,499,803                  9,832,853
    Prepaid expenses and other                               757,195                    269,875
    Deferred tax asset                                       354,000                    603,000
                                                        ------------               ------------
       Total current assets                               24,842,060                 23,664,921
                                                        ------------               ------------
Property and equipment, at cost
    Machinery and equipment                                2,395,501                  2,301,273
    Leasehold improvements                                   133,900                    419,263
                                                        ------------               ------------
                                                           2,529,401                  2,720,536
    Less accumulated depreciation and
       amortization                                        1,588,700                  1,954,377
                                                        ------------               ------------
                                                             940,701                    766,159
    Land                                                     786,017                    786,017
    Construction in process                                3,730,936                  1,417,353
                                                        ------------               ------------
                                                           5,457,654                  2,969,529
                                                        ------------               ------------
Other assets
    Deferred tax asset                                        94,152                    182,850
    Other                                                     60,361                     91,720
                                                        ------------               ------------
                                                             154,513                    274,570
                                                        ------------               ------------
                                                        $ 30,454,227               $ 26,909,020
                                                        ============               ============

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                             May 31,               November 30,
             LIABILITIES                                      1996                     1995
                                                        ------------               ------------
Current liabilities
    Short-term borrowings                               $  2,000,000               $  2,000,000
    Current portion of notes payable                         531,104                    343,647
    Current maturities of obligations under
       capital leases                                         76,887                     73,010
    Accounts payable                                       2,306,987                  2,920,079
    Accrued payroll and related                              440,661                    402,649
    Accrued expenses                                         194,095                    356,895
    Accrued warranty expense                                 693,515                    693,515
    Income taxes payable                                           -                          -
                                                        ------------               ------------
       Total current liabilities                           6,243,249                  6,789,795
                                                        ------------               ------------
Long-term obligations
    Notes payable                                          3,440,652                    908,485
    Obligations under capital leases                         198,978                    238,475
                                                        ------------               ------------
                                                           3,639,630                  1,146,960
                                                        ------------               ------------

                                  SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,301,061
    shares - 1996 and 10,279,561 shares -
    1995                                                   103,012                      102,797
Additional paid-in capital                              14,706,218                   14,645,775
Retained earnings                                        5,762,118                    4,223,693
                                                      ------------                 ------------
                                                        20,571,348                   18,972,265
                                                      ------------                 ------------
                                                       $30,454,227                 $ 26,909,020
                                                       ===========                 ============

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                                  May 31,                 May 31,
                                                    -------------------------   --------------------------
                                                        1996           1995        1996           1995
                                                    -----------   -----------   -----------   ------------
Net sales                                           $ 9,491,798   $ 7,159,661   $17,781,800   $ 12,146,521
                                                    -----------   -----------   -----------   ------------
Costs and expenses
    Cost of products sold                             5,836,730     4,776,213    11,125,035      8,193,726
    Research and development                            716,253       673,725     1,335,576      1,188,537
    Selling and administrative                        1,451,217     1,484,766     2,789,653      2,562,766
    Interest expense                                     49,933        38,889       108,150         74,545
    Interest income                                     (63,598)      (93,756)     (135,204)      (178,511)
    Other (income) expense, net                          23,681          (401)       24,359          3,750
                                                    -----------   -----------   -----------   ------------
                                                      8,014,216     6,879,436    15,247,569     11,844,813
                                                    -----------   -----------   -----------   ------------

Income before income taxes                            1,477,582       280,225     2,534,231        301,708

Income taxes                                            584,716       104,188       995,806        117,238
                                                    -----------   -----------   -----------   ------------

Net income                                          $   892,866   $   176,037   $ 1,538,425   $    184,470
                                                    ===========   ===========   ===========   ============

Income per share (primary and fully diluted)        $      0.08   $      0.02   $      0.14   $       0.02
                                                    ===========   ===========   ============  ============

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended May 31,
                                                                             -------------------------------
                                                                                 1996                1995
                                                                             ------------        -----------
Cash flows from operating activities
    Net income                                                               $  1,538,425        $   184,470
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                             334,230            212,143
        Loss on disposal of assets                                                 23,681              5,100
        Deferred taxes                                                            337,698                  -
        Compensation - stock options                                               28,890             17,043
        Changes in assets and liabilities
         (Increase) decrease in accounts receivable                               751,264         (1,788,544)
          Increase in income tax deposits                                         (40,039)          (115,100)
          Increase in inventories                                              (1,666,950)        (1,735,967)
          Increase in prepaid expenses and other                                  517,320)           (63,863)
          Decrease in billing in excess of costs and
              estimated earnings on uncompleted contracts                               -            (27,330)
          Increase (decrease) in accounts payable                                (613,092)         1,020,226
          Increase (decrease) in accrued payroll and related                       38,012            (75,328)
          Increase (decrease) in accrued  expenses                               (162,800)           236,269
          Decrease in income taxes payable
            (exclusive of tax benefits derived from
             exercise of options/warrants)                                         (5,152)          (151,962)
          Decrease in customer deposits                                                 -           (386,600)
                                                                             -------------       -----------
                    Net cash provided by (used in)
                       operating activities                                        46,847         (2,669,443)
                                                                             -------------       -----------
Cash flows from investing activities
    Capital expenditures                                                       (2,848,536)          (411,700)
    Payments received on note receivable                                           30,000             30,000
    Proceeds from sale of assets                                                    2,500                  -
    Other                                                                          31,359              7,981
                                                                             -------------       -----------
                    Net cash used in investing activities                      (2,784,677)          (373,719)
                                                                             -------------       -----------

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                                   (Unaudited)


                                                                     Six Months Ended May 31,
                                                                    -------------------------
                                                                      1996            1995
                                                                    ----------   -------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                          2,922,981             -
    Principal payments on notes payable                               (203,357)     (208,334)
    Principal payments under capital lease obligations                 (35,620)      (61,085)
    Net issuances under line of credit agreements                            -      (200,000)
    Issuance of common stock and warrants                               36,920       372,328
    Issuance of common stock in private placement                            -     5,759,097
                                                                   -----------   -----------
                    Net cash provided by
                        financing activities                         2,720,924     5,662,006
                                                                   -----------   -----------
                    Net increase (decrease) in cash and
                        cash equivalents                               (16,906)    2,618,844
                                                                   -----------   -----------
Cash and cash equivalents, beginning of period                       5,058,718     2,625,850
                                                                   -----------   -----------
Cash and cash equivalents, end of period                           $ 5,041,812   $ 5,244,694
                                                                   ===========   ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)

      NOTE 1      BASIS OF PRESENTATION

                  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1996 and November 30, 1995 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995.

                  The results of operations for the six months ended May 31, 1996 and 1995 are not necessarily indicative of results for the full year.

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

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)

      NOTE 3      INCOME PER SHARE

                  Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully diluted income per share are the same for all periods presented. The following is the weighted average outstanding share information.

                                            Three Months Ended May 31,
                                         --------------------------------
                                               1996              1995
                                            ----------        ----------
                   Primary                  10,706,415        10,723,039
                   Fully Diluted            10,799,427        10,723,020


                                            Six Months Ended May 31,
                                         --------------------------------
                                               1996              1995
                                            ----------        ----------
                   Primary                  10,660,692        10,662,953
                   Fully Diluted            10,796,479        10,676,119





      NOTE 4      ACCOUNTING FOR STOCK-BASED COMPENSATION

                   Management has not yet completely analyzed the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation". Accordingly, management has not yet determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or if APB No. 25's method will be continued. In addition, management has not yet determined the potential effect that the SFAS No. 123 accounting provision, if adopted, will have on the Company's financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)

      NOTE 5      NOTES PAYABLE

                  In March 1996 the Company executed two promissory notes for $496,032 with its bank for the purchase of computer software and hardware. Monthly installments of $15,423 including interest at 7.92% is payable through February, 1999. These notes are secured by various machinery and equipment.

                  In August, 1995 the Company executed a promissory note for $3,375,000 with its bank for the construction of its new manufacturing facility. On June 14, 1996, the completion of the construction phase, the note converted to a five year term loan, amortized over a fifteen year period. The loan is payable in monthly installments of $33,235, including interest at 8.5% beginning July 15, 1996. The loan is collateralized by the land, the building and its contents.

       NOTE 6     LICENSE AGREEMENT

                  Effective June 19, 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to their patent on a new plasma process technology. In exchange for the use of the patent, the Company will pay an initial license fee of 450,000 deutsche marks which is approximately $300,000 at the current exchange rates. In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a royalty fee of 35,000 deutsche marks which is approximately $23,000 at the current exchange rates per plasma processing chamber. Thereafter, the royalty fee will be reduced to 25,000 deutsche marks per plasma processing chamber.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

                  The Company's cash position at May 31, 1996 is $5,041,812 compared to $5,058,718 at November 30, 1995. Working capital at May 31, 1996 was $18,598,811, which is an increase of $1,723,685 from November 30, 1995. The increase in working capital is primarily the result of an increase in inventories of $1,666,950 due to an increase in backlog and an anticipated increase in sales over 1995 for the remainder of 1996.

                  Uses of cash included the principal repayment of $238,977 of notes payable and capital leases. In addition, the company has incurred $2,848,536 in capital expenditures, of which approximately $535,000 relates primarily to cash outlays for manufacturing software and various computer hardware. Of the $535,000, approximately $382,000 was financed through notes payable to the Company's bank (See Note 5 to the Consolidated Financial Statements).

                  The remaining balance of capital expenditures of approximately $2,314,000 consists of the costs incurred for the construction of the new building. These costs are reimbursed to the Company through the construction loan as incurred. On June 14, 1996, the completion of the construction phase, the note converted to a five year term loan, amortized over fifteen years. The loan is payable in monthly installments of $33,235, including interest at 8.5% beginning July 15, 1996. The loan is collateralized by the land, the building and its contents.

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

                  RESULTS OF OPERATIONS

                  Net sales of $9.5 million for the second quarter of 1996 increased by 33% from net sales of $7.2 million for the second quarter of 1995. For the first half of 1996, the Company reported net sales of $17.8 million, 46% higher than net sales of $12.1 million for the first six months of 1995. The increase in net sales for both the second quarter and six month period was attributable to higher product demand and sales of the Company's newest product, the Versalock(TM) 700 Series. Sales of the Versalock(TM) 700 Series began in the fourth quarter 1995.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Cost of products sold of $5.8 million for the second quarter of 1996 was 61% of net sales, compared to 67% for the same period last year. Cost of products sold of $11.1 million for the first six months of 1996 was 63% of net sales compared to 68% for the same period last year. The decrease for both the second quarter and six month period is primarily due to a combination of higher margins related to the sales of the Versalock(TM) 700 Series in 1996 and lower margins on Clusterlock(R) 7000 orders which shipped during the second quarter of 1995. Field service costs, which include warranty and non-warranty expenditures, have been classified in both the cost of products sold and selling and administrative categories in the Company's financial statements in prior years. To be consistent with the Company's peer groups, in fiscal 1996 field service costs are classified entirely in cost of products sold. For comparison purposes, including all field service costs in cost of products sold for 1995 would result in cost of products sold of 72% of net sales as compared to 63% in 1996. The Company incurred $818,000 and $1,152,000 in field service costs for the second quarter and six months ended May 31, 1996, respectively, compared to $520,000 and $859,000 for the same periods in 1995. Of the $520,000 incurred in field service costs for the second quarter of 1995, $247,000 was classified in cost of products sold (relating primarily to warranty) and $273,000 was classified in the selling and administrative category. Of the $859,000 incurred in field service costs for the six month period ended May 31, 1995, $352,000 was classified in cost of products sold (relating primarily to warranty) and $507,000 was classified in the selling and administrative category.

                  Research and development expense for the second quarter of 1996 and 1995 was $716,253 and $673,725, which is 7.5% and
                  9.4% of net sales respectively. Research and development expense for the first half of 1996 and 1995 was $1,335,576 and $1,188,537, which is 7.5% and 9.8% respectively. Although the percentage of research and development expense to net sales has decreased, total dollars spent has increased. A portion of research and development expenses are fixed costs; therefore the percentage as it relates to net sales is lower in fiscal 1996 as compared to fiscal 1995 since net sales increased significantly by 46% from fiscal 1995 to fiscal 1996. As sales increase, certain overhead expenditures increase, however, at a lower rate. As new product lines continue to be introduced, total dollars expended on research and development are expected to increase to typically 9% to 10% of net sales.

                  Selling and administrative expense was $1,451,217 in the second quarter of 1996, down from $1,484,766 in the second quarter of 1995. Selling and administrative expense for the first six months of 1996 was $2,789,653, up from $2,562,766 for the first six months of 1995. As discussed above, field service costs are classified entirely in cost of products sold in fiscal 1996 whereas a portion of field service costs were classified in the selling and administrative category in fiscal 1995. For comparative purposes, selling and administrative expense for the second quarter of 1995, less field service costs of approximately $273,000, was approximately $1,212,000 which would be 16.9% of net sales compared to 15.3% for the second quarter of 1996. Selling and administrative expense for the six month period of 1995, less field service costs of approximately $507,000, was approximately $2,056,000

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  which would be 16.9% of net sales compared to 15.7% for the same period of 1996. As explained in the previous paragraph, the slight decrease in 1996 is primarily due to the increase in overhead expenditures at a lower rate than the increase in sales.

                  Income before income taxes of $2,534,231 for the first half of 1996 as compared to $301,708 for the same period in 1995, is significantly higher due to increased sales and higher margins in the Versalock(TM) 700 Series in 1996 and lower margins related to the Clusterlock(R) 7000 orders in 1995, as discussed above. In addition, as explained above, overhead expenses increase as net sales increase, however, at a lower rate, thus resulting in higher net income.

                  FORWARD LOOKING INFORMATION

                  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

                  The Company sells relatively expensive capital equipment, and in any given quarter or financial period, any one customer or any individual shipment may represent a significant portion of revenue in that period. Therefore a delay or cancellation of that shipment could cause the Company to experience a revenue or earnings shortfall for a given financial period.

                  The Company relies on distributors and representatives, which complement its direct sales and service staff, to sell and service its products in various geographic locations. Should these sales and service channels be rendered ineffective, it could materially impact the Company's business. Some of the Company's competitors have more extensive direct sales and service locations in the Company's distributor's and representatives' channels, which could provide these competitors with a competitive advantage in certain geographic areas.

                  Plasma-Therm depends heavily on the success and growth of the high technology marketplace. In particular, a slowdown in personal computer consumption could cause a slowdown of disk drive production, resulting in lower output of thin film heads, which could materially effect the Company's business.

                  The Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in the semiconductor capital equipment purchases could also affect the Company's business from time to time.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  The Company also participates in the flat panel display marketplace. The Company's Clusterlock(R) 7000, a flat panel display manufacturing system, has been successful in its customers' R&D and pilot production manufacturing runs of flat panel displays in the United States. The ability to compete on a global basis and to compete for the high volume manufacturing of flat panel displays is essential for the long term viability of the Clusterlock(R) product line. Many of the Company's competitors are much larger and are better capitalized and maintain a larger customer service and support infrastructure. Currently, the Company has not determined whether it will be successful in this marketplace.

                  The upcoming move to the Company's new manufacturing facility could produce short term production inefficiencies, higher costs and start-up expenses.

                  The rate of growth in Plasma-Therm's Customer Service, Sales, General & Administrative expenses, and the impact of unusual items resulting from Plasma-Therm's ongoing evaluation of its business strategies, could affect results.

                  The Company faces a risk of technological obsolescence for its products that are based on rapidly changing technology. Its ability to remain competitive will depend to a significant extent on the success of its research and development activities in enhancing existing products and developing new ones. The success of its research and development effort will depend in part upon its ability to attract and retain technically qualified personnel who are much in demand.

                           PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  The Company held its Annual Meeting of Shareholders on April 30, 1996. At the meeting, the shareholders voted on the election of directors and an amendment to the Company's Articles of Incorporation.

                  Three directors were elected to the Board of Directors of the Company to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified, for the terms of office expiring at the next annual meeting of shareholders: Ronald H. Deferrari, A.S. Gianoplus and Lubek Jastrzebski. No other director's term of office continued after the meeting. A total of 9,396,754 votes each were cast for Mr. Deferrari and Mr. Gianoplus, respectively, and a total of 9,396,654 votes were cast for Mr. Jastrzebski. A total of 89,475 votes each were withheld with respect to the election of Mr. Deferrari and Mr. Gianoplus, respectively, and 89,575 votes were withheld with respect to the election of Mr. Jastrzebski.

                  The amendment to the Company's Articles of Incorporation, that was submitted to a vote of shareholders, amended the Articles to eliminate the right of the shareholders to act by written consent without holding a meeting. The amendment to the Articles of Incorporation was approved by a total of 4,522,015 votes in favor of the amendment. There were a total of 596,663 votes against approval of the amendment and 79,698 abstentions and broker non-votes with respect to this vote.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.4    Amendment to the Registrant's Articles of
                         Incorporation.

                  10.41 Note and Security Agreement dated March 20, 1996 between the Registrant and NationsBanc Leasing Corporation.

                  10.42 Extension Agreement dated June 14, 1996 and Addendum Letter to Extension Agreement dated June 17, 1996 between the Registrant and NationsBanc, N.A. (South).

                  10.43 License Agreement dated June 19, 1996 between the Registrant and Robert Bosch GmbH.

                  27     Financial Data Schedule (for SEC use only).


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the second quarter of fiscal 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLASMA-THERM, INC.

      Date:  June 28, 1996             By: /s/ STACY WAGNER
                                       ----------------------------------------
                                       Stacy Wagner
                                       V.P. of Finance

      Date:  June 28, 1996             By: /s/ RONALD S. DEFERRARI
                                       ----------------------------------------
                                       Ronald S. Deferrari
                                       President, Chief Operating Officer