Form 10-Q
period 1996-08-31
PLASMA THERM INC
filed 1996-09-27
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended August 31, 1996                 Commission File Number 0-12353


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


             10050 16th STREET NORTH, ST. PETERSBURG, FLORIDA 33716
             ------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                               Yes  X          No
                                   ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      10,396,061
- --------------------------------------      ------------------------------------
                Class                       Outstanding as of September 18, 1996

                                     INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

       Balance Sheets - August 31, 1996 and
       November 30, 1995...................................................  3

       Statements of Income - Three Months and Nine Months Ended
       August 31, 1996 and August 31, 1995.................................  5

       Statements of Cash Flows - Nine Months Ended
       August 31, 1996 and August 31, 1995.................................  6

       Notes to Consolidated Financial Statements..........................  8

  Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations................ 11



PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K................................. 15


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                AUGUST 31,           NOVEMBER 30,
                ASSETS                             1996                  1995
                                               ------------          ------------
                                               (unaudited)
  Current assets
    Cash and cash equivalents                   $ 5,331,214           $ 5,058,718
    Accounts receivable                           6,629,294             7,882,427
    Prepaid income taxes                             42,564                18,048
    Inventories                                  11,756,206             9,832,853
    Prepaid expenses and other                      809,786               269,875
    Deferred tax asset                              351,000               603,000
                                                -----------           -----------

      Total current assets                       24,920,064            23,664,921
                                                -----------           -----------

  Property and equipment, at cost
    Building                                      4,175,678                     0
    Machinery and equipment                       2,665,836             2,301,273
    Leasehold improvements                          139,527               419,263
                                                -----------           -----------

                                                  6,981,041             2,720,536

    Less accumulated depreciation and
       amortization                               1,804,837             1,954,377
                                                -----------           -----------

                                                  5,176,204               766,159
    Land                                            786,017               786,017
    Construction in process                               0             1,417,353
                                                -----------           -----------

                                                  5,962,221             2,969,529
                                                -----------           -----------
  Other assets
    Deferred tax asset                               68,745               182,850
    Other                                            99,920                91,720
                                                -----------           -----------

                                                    168,665               274,570
                                                -----------           -----------

                                                $31,050,950           $26,909,020
                                                ===========           ===========



       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                 AUGUST 31,          NOVEMBER 30,
             LIABILITIES                            1996                 1995
                                                -----------          ------------
                                                (unaudited)
  Current liabilities
    Short-term borrowings                        $2,000,000            $2,000,000
    Current portion of notes payable                525,363               343,647
    Current maturities of obligations under
       capital leases                                78,895                73,010
    Accounts payable                              1,894,712             2,920,079
    Accrued payroll and related                     411,576               402,649
    Accrued expenses                                208,527               356,895
    Accrued warranty expense                        693,515               693,515
    Income taxes payable                                  -                     -
                                                -----------           -----------

       Total current liabilities                  5,812,588             6,789,795
                                                -----------           -----------
  Long-term obligations
    Notes payable                                 3,502,833               908,485
    Obligations under capital leases                178,516               238,475
                                                -----------           -----------

                                                  3,681,349             1,146,960
                                                -----------           -----------

         SHAREHOLDERS' EQUITY

  Shareholders' equity
    Common stock
    $.01 par value
    Authorized - 25,000,000 shares
    Issued and outstanding - 10,354,061
    shares - 1996 and 10,279,561 shares -
    1995                                            103,542               102,797
  Additional paid-in capital                     14,841,540            14,645,775
  Retained earnings                               6,611,931             4,223,693
                                                -----------           -----------

                                                 21,557,013            18,972,265
                                                -----------           -----------
                                                $31,050,950           $26,909,020
                                                ===========           ===========

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                            AUGUST 31,                    AUGUST 31,
                                     -------------------------    -------------------------
                                        1996           1995           1996          1995
                                     ----------     ----------    -----------   -----------
  Net sales                          $9,622,781     $9,068,855    $27,404,581   $21,215,376
                                     ----------     ----------    -----------   -----------

  Costs and expenses
    Cost of products sold             5,732,189      6,206,380     16,857,224    14,907,565
    Research and development            744,113        710,462      2,079,689     1,898,999
    Selling and administrative        1,769,385      1,509,488      4,559,038     3,564,795
    Interest expense                    113,312         60,610        221,462       135,155
    Interest income                     (66,490)       (83,097)      (201,694)     (261,616)
    Other (income) expense, net          (9,909)          (586)        14,450         3,172
                                     ----------     ----------    -----------   -----------
                                      8,282,600      8,403,257     23,530,169    20,248,070
                                     ----------     ----------    -----------   -----------

  Income before income taxes          1,340,181        665,598      3,874,412       967,306

  Income taxes                          490,368        277,775      1,486,174       395,013
                                     ----------     ----------    -----------   -----------

  Net income                         $  849,813     $  387,823    $ 2,388,238   $   572,293
                                     ==========     ==========    ===========   ===========

  Income per share
   (primary and fully diluted)       $     0.08     $     0.04    $      0.22   $      0.05
                                     ==========     ==========    ===========   ===========





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED AUGUST 31,
                                                                  -----------------------------
                                                                     1996               1995
                                                                  ----------         ----------
Cash flows from operating activities
  Net income                                                      $2,388,238         $  572,293
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                                   554,156            372,018
     Loss on disposal of assets                                       16,066              5,100
     Deferred taxes                                                  366,105           (246,903)
     Compensation - stock options                                     31,032             93,203
     Changes in assets and liabilities
      (Increase) decrease in accounts receivable                   1,253,133         (3,348,045)
       (Increase) decrease in income tax deposits                    (24,516)           298,807
       Increase in inventories                                    (1,923,353)        (1,721,195)
       (Increase) decrease in prepaid expenses and other            (584,911)            11,335
       Decrease in billing in excess of costs and
         estimated earnings on uncompleted contracts                     -              (27,330)
       Increase (decrease) in accounts payable                    (1,025,367)           616,117
       Increase in accrued payroll and related                         8,927             11,471
       Increase (decrease) in accrued  expenses                     (148,368)           553,471
       Increase (decrease) in income taxes payable
         (exclusive of tax benefits derived from
          exercise of options/warrants)                                1,808           (151,962)

       Decrease in customer deposits                                     -             (698,218)

                                                                  ----------         ----------
           Net cash provided by (used in)
              operating activities                                   912,950         (3,659,838)
                                                                  ----------         ----------
Cash flows from investing activities
  Capital expenditures                                            (3,573,030)        (1,338,487)
  Payments received on note receivable                                45,000             45,000
  Proceeds from sale of assets                                        10,116                0
  Other                                                               (8,200)           (25,930)
                                                                  ----------         ----------

           Net cash used in investing activities                  (3,526,114)        (1,319,417)
                                                                  ----------         ----------


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED AUGUST 31,
                                                                   -----------------------------
                                                                      1996               1995
                                                                   ----------         ----------
Cash flows from financing activities
  Proceeds from issuance of notes payable                           3,118,900                  -
  Principal payments on notes payable                                (342,836)          (291,667)
  Principal payments under capital lease obligations                  (54,074)           (89,372)
  Net issuances under line of credit agreements                             -          1,000,000
  Issuance of common stock and warrants                               163,670            384,078
  Issuance of common stock in private placement                             -          5,759,097

           Net cash provided by
               financing activities                                 2,885,660          6,762,136
                                                                   ----------         ----------
           Net increase in cash and cash
               equivalents                                            272,496          1,782,881
                                                                   ----------         ----------

Cash and cash equivalents, beginning of period                      5,058,718          2,625,850
                                                                   ----------         ----------

Cash and cash equivalents, end of period                           $5,331,214         $4,408,731
                                                                   ==========         ==========





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1996 AND NOVEMBER 30, 1995
                                  (UNAUDITED)


   NOTE 1 BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1996 and November 30, 1995 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995.

          The results of operations for the nine months ended August 31, 1996 and 1995 are not necessarily indicative of results for the full year.

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

          Reclassifications

          To be consistent with the Company's peer groups, in 1995 field service costs have been reclassified entirely from selling and administrative to cost of products sold.

   NOTE 2 PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly-owned subsidiary, Magnetran Inc.. All significant intercompany transactions and balances have been eliminated.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1996 AND NOVEMBER 30, 1995
                                  (UNAUDITED)


   NOTE 3 INCOME PER SHARE

          Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. During each of the periods presented, the primary and fully diluted earnings for such period was the same. The following is the weighted average outstanding share information.


                                        Three Months Ended August 31,
                                      --------------------------------
                                           1996             1995
                                      ---------------  ---------------
              Primary                   10,828,856       10,728,344
              Fully Diluted             10,850,732       10,734,481



                                        Nine Months Ended August 31,
                                      --------------------------------
                                            1996             1995
                                      ---------------  ---------------
              Primary                   10,724,165       10,692,453
              Fully Diluted             10,832,280       10,751,694


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

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1996 AND NOVEMBER 30, 1995
                                  (UNAUDITED)



  NOTE 5  NOTES PAYABLE

          In March 1996 the Company executed two promissory notes for an aggregate of $496,032 with its bank for the purchase of computer software and hardware. Monthly installments of $15,423 including interest at 7.92% is payable through February, 1999. These notes are secured by various machinery and equipment.

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

  NOTE 6  LICENSE AGREEMENT

          Effective June 19, 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to their patent on a new plasma process technology. In exchange for the use of the patent, the Company paid an initial license fee of 450,000 deutsche marks which is approximately $300,000 at the then current exchange rates. In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a royalty fee of 35,000 deutsche marks per plasma processing chamber. Thereafter, the royalty fee will be reduced to 25,000 deutsche marks per plasma processing chamber.

  NOTE 7  COMMITMENTS

          On August 27, 1996 the Company executed a lease with its bank for furniture for its new manufacturing facility. Total minimum lease payments are $466,055 to be paid in 60 monthly installments (initial term) of $7,768 beginning August 27, 1996. At the end of the initial term the Company has the option to extend the lease for an additional twelve months at a monthly rental of $4,694 or purchase the furniture for a price equal to the greater of the then fair market value of the furniture or $50,216. If the Company chooses to extend the lease term, at the end of the extended term the Company will either return the furniture to its bank or purchase the furniture at its then fair market value.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

          The Company's cash position at August 31, 1996 was $5,331,214 compared to $5,058,718 at November 30, 1995. Working capital at August 31, 1996 was $19,107,476, which is an increase of $2,232,350 from November 30, 1995. The increase in working capital is primarily the result of an increase in inventories of $1,923,353 due to an increase in backlog and an anticipated increase in sales over 1995 for the remainder of 1996.

          Uses of cash included the principal repayment of approximately $397,000 of notes payable and capital leases. In addition, the Company has incurred approximately $3,573,000 in capital expenditures, of which approximately $716,000 relates primarily to cash outlays for manufacturing software and various computer hardware. Of the $716,000, approximately $496,000 was financed through notes payable to the Company's bank (See Note 5 to the Consolidated Financial Statements). Approximately $2,758,000 consists of the costs incurred for the construction of the new building. These costs were reimbursed to the Company through the construction loan as incurred. On June 14, 1996, the completion of the construction phase, the note converted to a five year term loan, amortized over fifteen years. The loan is payable in monthly installments of $33,235, including interest at 8.5% beginning July 15, 1996. The loan is collateralized by the land, the building and its contents. The remaining $99,000 in capital expenditures relates to the purchase of various machinery and equipment used in the production of the Company's products.

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


          RESULTS OF OPERATIONS

          Net sales of $9.6 million for the third quarter of 1996 increased by 6% from net sales of $9.1 million for the third quarter of 1995. For the first nine months of 1996, the Company reported net sales of $27.4 million, 29% higher than net sales of $21.2 million for the first nine months of 1995. The increase in net sales for both the third quarter and nine month period was attributable to higher product demand and sales of the Company's newest product, the Versalock(TM) 700 Series. Sales of the Versalock(TM) 700 Series began in the fourth quarter 1995.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Cost of products sold of $5.7 million for the third quarter of 1996 was 60% of net sales, compared to 68% for the same period last year. Cost of products sold of $16.9 million for the first nine months of 1996 was 62% of net sales compared to 70% for the same period last year. The decrease for both the third quarter and nine month period is primarily due to a combination of higher margins related to the sales of the Versalock(TM) 700 Series in 1996 and lower margins on Clusterlock(R) 7000 orders which shipped during the second and third quarters of 1995.

          Research and development expense for the third quarter of 1996 and 1995 was $744,113 and $710,462, which is 7.7% and 7.8% of net sales respectively. Research and development expense for the first nine months of 1996 and 1995 was $2,079,689 and $1,898,999, which is 7.6% and 9% of net sales respectively. Although the percentage of research and development expense to net sales has decreased, total dollars spent has increased. A portion of research and development expenses are fixed costs; therefore the percentage as it relates to net sales is lower in fiscal 1996 as compared to fiscal 1995 since net sales increased significantly by 29% from fiscal 1995 to fiscal 1996. As sales increase, certain overhead expenditures increase, however, at a lower rate. As new product lines continue to be introduced, total dollars expended on research and development are expected to increase to typically 9% to 10% of net sales.

          Selling and administrative expense was $1,769,385 in the third quarter of 1996, up from $1,509,488 in the third quarter of 1995. The increase as a percentage of net sales to 18.4% from 16.6% for the third quarter of 1996 and 1995, respectively, is primarily the result of costs associated with the move to the Company's new manufacturing facility in June. Selling and administrative expense for the first nine months of 1996 was $4,559,038 up from $3,564,795 for the first nine months of 1995. Selling and administrative expense has remained constant at 17% of net sales for the first nine months of 1996 and 1995, although actual expense has increased.

          The Company reported income before income taxes of $1,340,181 in the third quarter of 1996, up from $665,598 in the third quarter of 1995. Income before income taxes of $3,874,412 for the first nine months of 1996 as compared to $967,306 for the same period in 1995, is significantly higher due to increased sales and higher margins in the Versalock(TM) 700 Series in 1996 and lower margins related to the Clusterlock(R) 7000 orders in 1995, as discussed above. In addition, as explained above, overhead expenses increase as net sales increase, however, at a lower rate, thus resulting in higher net income.

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

                          PART II.  OTHER INFORMATION





   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.                                                       PAGE NO.
                                                                          --------
          10.44  Equipment Lease Agreement dated August 27, 1996 between
                 NationsBanc Leasing Corporation and the Registrant.          17

          27.    Financial Data Schedule (For SEC use only)                   27


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the third quarter of fiscal 1996.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PLASMA-THERM, INC.








   Date: September 27, 1996                      By: /s/ STACY WAGNER
                                                 ---------------------------
                                                 Stacy Wagner
                                                 V.P. of Finance,



   Date: September 27, 1996                      By: /s/ RONALD H. DEFERRARI
                                                 ----------------------------
                                                 Ronald H. Deferrari
                                                 Chief Executive Officer