Form 10-K
period 1996-11-30
PLASMA THERM INC
filed 1997-01-27
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                 EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1996
                                            -----------------
                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---                   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission File Number 0-12353

                               PLASMA-THERM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                          04-2554632
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

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

As of January 22, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,782,496.*

As of January 22, 1997, 10,396,061 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III  -- The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on May 6, 1997.
















*Calculated by using the applicable closing trade price and by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

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


RECENT DEVELOPMENTS

     In June of 1996 Plasma-Therm's common stock, which traded on the Nasdaq SmallCap Market, began trading on the Nasdaq National Market. The move to the Nasdaq National Market is part of the Company's plan to increase awareness of its stock to the analyst and broker investment communities. Additionally, the National Market listing affords the Company increased visibility and credibility due to its more stringent listing requirements.

     In June the Company entered into a patent license agreement with Robert Bosch GmbH, a German company. The license embodies advanced plasma process technology for the etching of silicon and is an enabling technology for the microelectromechanical systems (MEMS) market. This technology was developed by the Robert Bosch Corporate Research center. Plasma-Therm intends to offer this technology in conjunction with its proprietary Inductively Coupled Plasma source
(ICP). This technology will be available on the Company's Versalock(R) 700 and Shuttlelock(R) 700 plasma processing systems.

     During 1996 the Company began volume shipments of its newest product, the Versalock(R) 700 thin film etching and deposition system. The Versalock(R) 700 is a natural extension of its Shuttlelock(R) Series of plasma processing systems. All processes developed on the Company's Shuttlelock(R) chamber platform can be transferred directly to the Versalock(R) 700 system. The Versalock(R) 700 is the Company's second cluster tool style system and its first where multiple product generations will be developed on the same substrate handling platform. The Versalock(R) 700 is perceived by management to be a potential source of growth in revenue and income, although such growth cannot be assured. See "Product Lines".

     Additionally, during 1996 the Company completed the integration of its proprietary Inductively Coupled Plasma (ICP) source to its 790, Shuttlelock(R) 700 and Versalock(R) 700 plasma processing systems. This ICP source provides high density, high performance plasma processing. The ICP source increases the technical performance of the Company's products and allows the Company to offer the affected products at favorable margins and competitive prices. The development of this source represents innovation in basic technology brought to market in a compressed time frame.

     In July of 1996, the Company completed its move into its new state of the art manufacturing facility. The Company's operations are now housed under one roof in a 60,000 sq. ft. facility. The entire assembly and test area is contained in a class 10,000 to class 1,000 clean room. Additionally, the Company's demonstration and applications laboratories are housed in a class 100 clean room. These clean room manufacturing and demonstration areas are necessary to address the cleanliness requirements of the Company's customer base. The design of the new building accommodates increased production capacity and is expected to improve efficiencies due to enhanced manufacturing flow. The land and the building design will also accommodate a 30,000 sq. ft. expansion for future growth. The Company's subsidiary, Magnetran, Inc., continues to operate in one facility located in New Jersey.

     The Company secured financing for the construction of the facility in August 1995 (see Note 4 to the Consolidated Financial Statements for further detail).


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

     The Company's plasma systems are divided into two groups. The core (batch) group consists of three products lines: (1) 790 Series, (2) Shuttlelock(R) Series, and (3) the 7000 Series. The second or automated group of products consists of the Versalock(R) 700 and Clusterlock(R) 7000 Series. These groups of products permit our customers to go from research and development to pilot production and then on to high volume manufacturing, utilizing the Company as their primary supplier.

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

790 Series

     The 790 Series RIE, PECVD and ICP plasma system are the most widely accepted research and development plasma processing systems. The 790 Series has been extremely successful in the marketplace as the successor to the System VII 70 and 700 Series. The 790's advanced 80486 control system coupled with increased flexibility has significantly improved its marketability. The 790 Series is primarily used for advanced research and development and pilot production of compound semiconductor devices.

Shuttlelock(R) Series

     The Shuttlelock(R) Series RIE, PECVD, ECR and ICP plasma systems continue to be the Company's most successful products. The Shuttlelock(R) Series enhanced 80486 control system and other unique features, continues to provide excellent marketability. The Shuttlelock(R) is a loadlocked single or dual chamber plasma processing system. The loadlock allows the processing chambers to remain under vacuum, thus permitting increased process integrity. The Shuttlelock(R) is used for pilot production and production of compound semiconductor devices, opto-electronics, photomasks, MEMS systems and thin film head manufacturing.

7000 Series

     The 7000 Series RIE and PECVD systems were originally introduced in 1987 and received a complete redesign in 1995. This series of manually loaded plasma systems are unique because of their 24 inch diameter electrode areas. This makes the product attractive for use on either large area substrates or large load batches of medium or small substrates. The 7000 Series is primarily used for high volume manufacturers of thin film heads and compound semiconductor devices .

Versalock(R) 700 Series

     The Versalock(R) 700 Series RIE, PECVD, and ICP plasma systems are among the Company's newest products and are a natural extension of the Shuttlelock(R) Series. All processes developed using the Company's Shuttlelock(R) chamber platform can be transferred directly to the Versalock(R) 700 system. The Versalock(R) 700 is the Company's first plasma system platform where multiple product generations will be developed using the same substrate handling mechanisms. The Versalock(R) 700 has a central handler (square loadlock) that permits up to three processing modules. The Versalock(R) 700 is available with manual or cassette-to-cassette capability allowing it to meet advanced research and development and or volume production requirements of the compound semiconductor, thin film head, photomask, MEMS system markets.

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

     During fiscal years ended November 30, 1996, 1995 and 1994, the Company spent approximately $2,880,000, $2,570,000 and $2,266,000, respectively, for research and product development.

     No assurance can be given that the Company will be technologically or commercially successful in these or in any other research and product development efforts. As of November 30, 1996, 30 employees were engaged primarily in research and product development activities.


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

     Sales of the Company's products in Europe are handled through a network of manufacturer's representatives managed by the Company's direct sales office
located in Somerset, England.   Service is provided by locations in England and
Ireland.

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

     The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:


                                             YEAR ENDED NOVEMBER 30,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
Area Revenues
-------------
Domestic ............................         61%       69%       69%
Foreign  ............................         39%       31%       31%
                                             ---       ---       ---
    Total                                    100%      100%      100%


Product Revenues
----------------
Plasma systems (1)...................         94%       94%       94%
Other (2) ...........................          6%        6%        6%
                                             ---       ---       ---
    Total                                    100%      100%      100%

See Note 8 to the Financial Statements under Item 8 for additional foreign and domestic operations and export sales information.


--------------------------
(1) Includes core products and automated products.

(2) Includes transformers and other systems.

     A substantial amount of equipment is sold by the Company with applications support and warranties of the systems' ability to perform the desired process within specified limits. In substantiating those warranties, the Company offers customers the opportunity to perform tests on the customers' sample wafers and substrates in the Company's process laboratories. The warranty period is approximately one year from date of shipment.

     Sales to Hakuto Co., Ltd., the Company's current Japanese distributor (since September 1995), amounted to 8% of total revenues in 1996. Sales to Nissin Hi-Tech, Inc./Nissin Electric Co., Ltd., the Company's Japanese distributor until August 1995, amounted to 7% and 13% of total revenues in 1995 and 1994, respectively.

Backlog

     The Company's backlog, as of November 30, 1996 and 1995 was approximately $12,000,000. Backlog orders consist solely of those items for which a delivery schedule has been specified and to which the customer has assigned a purchase order number. Orders generally are subject to cancellation by the customer upon payment of charges which vary depending on the nature of the order and the timing of the cancellation. It is expected that substantially all of the November 30, 1996 backlog will be shipped during fiscal year 1997.

COMPETITION

Core Products

     The Company experiences substantial competition in marketing all of its core products. Competition comes mainly from Oxford Plasma Technology and Surface Technology Systems (STS) based in Europe and SamCo Corporation located in Japan. Due to the Company's locally available Applications Laboratory and substantially larger service organization and installed base, it maintains competitive advantages in selling its products in the United States. Conversely, the Company experiences significantly greater competition in Europe and Japan because of its competitors' locations.

Automated Products

     The competition for the Versalock(R) 700 system is Surface Technology Systems (STS), Electrotech, Anelva and Ulvac. The Company experiences global competition for the CLR-7000 flat panel display manufacturing system. Several competitors include Tokyo Electron LTD (TEL), ULVAC, Lam Research and Applied Komatsu Technology.

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


EMPLOYEES

     As of November 30, 1996, the Company had 151 full-time employees, 119 of whom are employed in Florida, 16 in New Jersey, 6 in Europe, with the remaining 10 located in its sales and service offices throughout the United States. Of such employees, 25 are executive or administrative, 29 are sales and service, 67 are manufacturing and 30 are research and development personnel. Management believes, that in general, its employee relations are good. The Company currently does not have any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY AND KEY EMPLOYEES

Executive Officers

     The executive officers of the Company are as follows:


     NAME                 AGE  POSITION
     ----                 ---  --------
     Ronald H. Deferrari  56   Chairman of the Board,
                                 Chief Executive Officer, Treasurer,

     Ronald S. Deferrari  33   President, Chief Operating Officer

     Diana M. DeFerrari   34   Senior Vice President, Secretary

     Edmond A. Richards   46   Vice President of Engineering

     Stacy L. Wagner      33   Vice President of Finance, Controller

----------------------
     Ronald H. Deferrari is the founder of the Company and the father of Ronald
S. Deferrari and Diana M. DeFerrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

     Ronald S. Deferrari was named President in June 1995 and has been employed with the Company in various capacities since 1983. Mr. Deferrari was appointed Chief Operating Officer in 1993. Prior to his current position, he was Executive Vice President and Director of Sales and Marketing.

     Diana M. DeFerrari was named Senior Vice President in September 1996 and has been employed with the Company for seven years. Ms. DeFerrari was appointed Secretary of the Corporation in May 1994. Prior to her current position, she was Vice President of Administration and has worked for the Company in related administrative capacities since 1990. Ms. DeFerrari holds a Masters Degree in Business Administration.

     Edmond A. Richards, PE, was appointed Vice President of Engineering in October 1996. Mr. Richards has been Director of Engineering since 1994 and has been employed with the Company for twenty years. Since 1991 Mr. Richards has held various engineering management positions and prior to this, he served as General Manager of the Company for 11 years. Mr. Richards holds a BS in Electrical Engineering.

     Stacy L. Wagner, CPA, was named Vice President of Finance in June 1995 and has been with the Company as Controller since July 1993. Prior to joining Plasma-Therm, Ms. Wagner was Audit Supervisor/Manager for Grant Thornton for over two years.

Other Key Employees

     Dr. David J. Johnson, Process Scientist, has sixteen years experience in the plasma processing field and has been employed with Plasma-Therm since 1979. Dr. Johnson was recently named Director of Research and Development with responsibility for overall Company's research and development. He is a widely acknowledged expert in the area of metal etching for the manufacture of silicon integrated circuits and complements this with knowledge and publications in virtually every aspect of plasma processing.

     Dr. Christopher Constantine, Applications Manager, has been employed with the Company since 1984. He has acquired considerable experience working in the ECR and ICP plasma processes after an extensive career in traditional parallel plate plasmas, and is widely acknowledged for his expertise.


ITEM 2. PROPERTIES

     The Company constructed a 60,000 square foot building in St. Petersburg, Florida where its operations are conducted. The building was completed in June 1996. In August, 1995 the Company executed a promissory note for $3,375,000 with its bank for the construction of the facility. In June 1996, the completion of the construction phase, the note converted to a five year term loan, amortized over a fifteen year period. The loan is payable in monthly installments of $33,235, including interest at 8.5% beginning in July 1996. The loan is collateralized by the land, the building and its contents. The Company's subsidiary, Magnetran, Inc., continues to operate in one facility located in New Jersey.

     Prior to the completion of the construction of the new manufacturing facility in June 1996, the Company conducted a majority of its operations from leased facilities. Since October 1995, when the lease term of its Florida corporate and manufacturing facilities expired, the Company began leasing the facilities on a month-to-month basis and continued do so until the completion of the construction of the new facility. The monthly rental amount was approximately $43,000.

     In August 1996 the Company executed a lease with its bank for furniture for its new manufacturing facility. Total minimum lease payments are $466,080 to be paid in 60 monthly installments beginning in August 1996. At the end of the initial term the Company has the option to extend the lease for an additional twelve months or purchase the furniture at the then fair market value.

     In addition, the Company leased approximately 48,360 square feet in New Jersey where the Company's subsidiary, Magnetran, Inc. resides. The leases expired October 31, 1994. The premises were leased from the CEO of the Company at an aggregate base rental of $135,207 for 1994. In addition to the minimum base rent, the Company paid taxes, insurance and maintenance relating to the leased properties. Magnetran, Inc. entered into a 5 year gross lease, with the Company's CEO, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of

$86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. The aggregate rentals paid to the CEO for all leases for the years ended November 30, 1996, 1995 and 1994, were approximately $90,000, $87,000 and
$225,500, respectively.


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

         No material litigation is pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol PTIS. The following table sets forth the range of high and low trade prices for the Common Stock for fiscal 1995 and fiscal 1996 as reported by NASDAQ. The Company began trading on the NASDAQ National Market on June 6, 1996 and previously traded on the NASDAQ SmallCap Market. As of January 22, 1997, the closing price of the Company's Common Stock was $5.50.


         FISCAL 1995        HIGH              LOW
         -----------     ----------       ------------
         First quarter     $ 9-1/16         $ 4-1/2
         Second quarter      5-5/8            3-1/4
         Third quarter       4-15/16          3-1/2
         Fourth quarter      4-5/16           2-9/16

         FISCAL 1996        HIGH              LOW
         -----------     ----------       ------------

         First quarter     $ 3-1/4          $ 2
         Second quarter      4-11/16          2-1/8
         Third quarter       5-11/16          3-1/4
         Fourth quarter      4-3/4            2-13/16

         As of January 22, 1997, there were 696 record holders of the shares of Common Stock.

        There have been no dividends declared during 1996. The Company entered into a new loan agreement with NationsBank of Florida, N.A. (NationsBank) in November 1995. That agreement contains covenants which relate to the Company's operating performance and financial condition. In addition, the loan agreement requires prior consent from the lender before declaring any cash dividends. Under the most restrictive covenant, none of the Company's retained earnings at November 30, 1996 are free of limitations on payment of cash dividends. For the foreseeable future, the Company anticipates that any net earnings will continue to be retained by the Company as working capital.


ITEM 6. SELECTED FINANCIAL DATA

                                    YEARS ENDED NOVEMBER 30,
                 ---------------------------------------------------------------
                    1996         1995         1994        1993          1992
                 ----------  -------------  --------  ------------  ------------
                            (In thousands, except per share amounts)

Statement of
 Operations:

 Revenues        $37,862      $29,612       $23,318     $16,401       $17,497

 Net Income        2,994        1,089         1,963         233            55

 Net Income per
  common share       .28          .10           .22(1)      .03           .01

(1) Includes .04 increase (from .18 to .22) as a result of the cumulative effect of adopting SFAS 109 (see Note 1 to the Consolidated Financial Statements).



                                   YEARS ENDED NOVEMBER 30,
                       ------------------------------------------------
                         1996      1995      1994      1993      1992
                       --------  --------  --------  --------  --------
                           (In thousands, except per share amounts)
Balance Sheet at end
 of period:

Working Capital         $16,319   $15,102   $10,114   $ 7,647   $ 6,953

Total assets             31,475    26,909    16,583    10,824    11,539

Total long-term
 obligations              3,589     1,147       811        66       332

Shareholders' Equity     22,219    18,972    11,105     8,623     8,266

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The dollar amounts referenced throughout this section are approximations, rounded to the nearest ten thousand ($10,000). References to years are to the Company's fiscal years ended November 30 of the year referred to.

RESULTS OF OPERATIONS

Comparison of Fiscal 1996 and Fiscal 1995

        For fiscal 1996 the Company reported net sales of $37,860,000, 28% higher than sales of $29,610,000 for fiscal 1995. The increase in sales was attributable to higher product demand and sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) 770 ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock (R) 770 ICP Series began in fiscal 1996. Total sales related to Versalock(R) 700 Series in 1996 and 1995 was $16,210,000 and $2,560,000, respectively. Total sales related to the Shuttlelock(R) 770 ICP Series was $2,390,000 in 1996.

        Cost of products sold of $23,480,000 for fiscal 1996 is 62% of net sales, compared to $20,240,000 for fiscal 1995 which is 68% of net sales. The decrease is primarily due to a combination of higher margins related to the sales of the Versalock(R) 700 Series in 1996 and lower margins on the Clusterlock(R) 7000 sales in 1995.

        For comparative purposes and to be consistent with the Company's peer groups, in 1995 and 1994 field service costs, including warranty, have been reclassified entirely from selling and administrative to cost of products sold.

        Warranty expense in 1996 was $660,000 as compared to $1,200,000 in 1995 . A large component of the $540,000 difference between the years relates to a provision established in 1995 for Clusterlock(R) 7000 systems sold. In 1996 the Clusterlock(R) 7000 sales were substantially lower. The Company's increase in net sales in 1996 did not result in a corresponding increase in warranty provision because the increase in sales related primarily to the Versalock(R) 700 series which has lower warranty costs compared to the Clusterlock(R) 7000 and certain other of the Company's products. On an ongoing basis management analyzes the Company's actual warranty experience, along with its industry's experience and other factors, and will accordingly adjust its warranty reserves as deemed necessary.

        Also included in cost of products sold in 1996 and 1995 is a provision for inventory obsolescence of $390,000 and $340,000, respectively. The Company's inventory provisions are determined by management considering, among other factors, the results of an ongoing review of inventory and analysis of product lines.

     Research and development expenses for fiscal 1996 were $2,880,000 compared to $2,570,000 in fiscal 1995, which are 8% and 9% of net sales, respectively. Although the percentage of research and development expense to net sales has decreased slightly, total dollars spent has increased by $310,000. A portion of research and development expenses are fixed costs; therefore the percentage as it relates to net sales is lower in fiscal 1996 as compared to fiscal 1995 since net sales increased significantly by 28% from 1995 to 1996. As new products continue to be introduced, total dollars expended on research and development are expected to increase.

     Selling and administrative expense for the year ended November 30, 1996 was $6,540,000 up from $5,090,000 for the year ended November 30, 1995 which is 17% of net sales for both years. A portion of the dollar increase relates to increased sales volume and costs associated with the move to the Company's new manufacturing facility in June, 1996. In addition, $270,000 relates to termination payments which will be paid in 1997 and 1998, to a former officer of the Company under his employment agreement. Also, in 1996 commissions paid to international sales representatives amounted to $950,000, a $550,000 increase over 1995 commissions of $400,000. The increase in international sales representative commissions directly relates to a 60% increase international sales from $9,190,000 to $14,760,000 in 1996. In addition, foreign sales as a percentage of total sales increased 8% from 31% in 1995 to 39% in 1996.

     Income before income taxes for fiscal 1996 was $4,850,000, an increase of approximately $3,050,000 from $1,800,000 earned in fiscal 1995. Net income per share was $.28 for 1996, an increase of $.18 from $.10 for the year ended November 30, 1995. The components of this increase are described above.

     Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board in October 1995. Management has the option to continue using the accounting method promulgated by the Accounting Principals Board No. 25 "Accounting for Stock Issued to Employees" to measure compensation as it relates to employee stock options granted or to adopt the method prescribed by SFAS No. 123. Management has made the determination not to adopt SFAS No. 123's accounting recognition provisions for employee stock options. Therefore, only proforma disclosures under SFAS No. 123 are required after December 1, 1996.


Comparison of Fiscal 1995 and Fiscal 1994

     For fiscal 1995, the Company reported sales of $29,610,000, 27% higher than sales of $23,320,000 for fiscal 1994. The increase in sales was attributable to higher product demand, increase in Clusterlock(R) 7000 sales and sales of the newly introduced Versalock(R) product line.

     Cost of products sold of $20,240,000 for fiscal 1995 was 68% of net sales, compared to 66% in the prior year. The increase related primarily to lower margins on Clusterlock(R) 7000 orders. The initial Clusterlock(R) 7000 sales were taken at lower margins to enable the Company to gain market share. In addition, the planned recognition of $550,000 for field service costs (principally warranty costs for both the Clusterlock(R) 7000 sales and the Company's other product lines) and a write-off of slow-moving inventory of $340,000 contributed to higher cost of products sold.

     Research and development expense for fiscal 1995 was $2,570,000 compared to $2,270,000 in fiscal 1994, which were 9% and 10% of net sales, respectively. Although the percentage of research and development expense to net sales decreased slightly, total dollars spent increased.

     Selling and administrative expense for the year ended November 30, 1995 was $5,090,000, up from $3,660,000 for the year ended November 30, 1994 which was 17% and 16% of net sales, respectively. In 1995 additional expenditures were incurred related to the evaluation, initial purchase and implementation of new manufacturing and financial computer software.

     Income before income taxes for fiscal 1995 was $1,800,000 , a slight decrease of approximately $150,000 from $1,950,000 earned in fiscal 1994. The decrease was due primarily to a 2% increase in cost of products sold, as discussed above.

     Net income per share was $.10 and $.22 for the years ended November 30, 1995 and 1994, respectively. Net income per share, before the cumulative effect of change in accounting principle in 1994 was $.18. Furthermore, the reduction of the income tax valuation allowance of $330,000, which reduced income tax expense for 1994, had the effect of increasing income before the cumulative effect from $.14 to $.18 per share. The remaining $.04 decrease from fiscal 1994 to fiscal 1995 was primarily the result of a slight decrease in income before income taxes discussed above and an increase of shares of common stock outstanding as a result of the private placement offering in December 1994 for the sale of 1,500,000 shares.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     Working capital at November 30, 1996 was $16,320,000, which is an increase of $1,220,000 over $15,100,000 at November 30, 1995. Working capital in 1996 benefited from, among other things, funds provided by the Company's increased earnings from its operations in 1996 which also allowed the Company to pay down short term borrowings by $1,000,000. See the following discussion of the Company's cash position which also supplements this commentary on working capital.

     Cash at November 30, 1996 was $5,270,000 which is an increase of $210,000 over $5,060,000 at November 30, 1995. The primary components of this increase are described herein. The following discussion highlights certain aspects of the Company's cashflow activities impacting cash along with certain related balance sheet line items. The activities to be discussed are as follows:


                                 NET CASH PROVIDED BY
                                      (USED IN)
                             ----------------------------
                                 1996           1995         INC(DEC)
                             -------------  -------------  -------------
       Operating Activities  $   4,010,000  $    (840,000) $   4,850,000
       Investing Activities     (5,560,000)    (4,150,000)    (1,410,000)
       Financing Activities      1,760,000      7,430,000     (5,670,000)

     Net cash provided by operating activities in 1996 was $4,010,000 compared to net cash used in operating activities of ($840,000) in 1995. This $4,850,000 change, which is an increase, consists of various components including the increase in net income in 1996 compared to 1995 of almost $2 million and approximately a $3 million decrease in the change in accounts receivable between the years. Accounts receivable only increased $160,000 in 1996. The explanation for this small increase in accounts receivable includes, among other things, enhanced collection policies in 1996 and timing of sales and related payments. While net sales increased approximately 28% between fiscal year 1995 and 1996, the Company's accounts receivable and inventory at November 30, 1996 do not reflect a corresponding increase of a similar magnitude. The reason accounts receivable did not noticeably increase has been discussed above. Inventory actually decreased by $100,000 which is primarily due to refined material requirements planning and enhanced inventory management as it relates to the implementation of the Company's new manufacturing software in 1996.

     Net cash used in investing activities for 1996 was $5,560,000 compared to $4,150,000 in 1995. This $1,410,000 change, which is an increase, relates primarily to additional costs in 1996 of $770,000 for the construction of the Company's new facility and $500,000 for additional software and hardware purchases of its new manufacturing system. In 1996 the Company incurred $5,380,000 in capital expenditures of which $2,980,000 consist of the costs relating to the construction of the new facility discussed elsewhere herein (See
Item 1, Recent Developments), $1,180,000 relates to outlays for manufacturing software, computer hardware, telephone system and inventory storage system, and $1,220,000 relates to lab systems used for research and development.

     Net cash provided by financing activities for 1996 was $1,760,000 compared to $7,430,000 in 1995. This $5,670,000 change, which is a decrease, relates primarily to the receipt of proceeds of $5,760,000 from a private placement in 1995. In 1996 cash used for financing activities included the principal repayment of $570,000 of notes payable and capital lease obligations and the reduction of the line of credit by $1,000,000.

     In 1996 the Company incurred $2,600,000 of debt related to the construction of the new building. On June 14, 1996, the completion of the construction phase, the construction loan, which totaled $3,375,000 at the date of completion, converted to a five year term loan, amortized over fifteen years. The loan is payable in monthly installments of $33,235, including interest at 8.5% beginning July 15, 1996. The loan is collateralized by the land, the building and its contents and includes covenants which relate to the Company's operating performance and financial condition loan (See Note 3 to the Consolidated Financial Statements). At November 30, 1996 the Company is in compliance with the financial covenants contained in the loan. The Company also incurred $500,000 of debt related to the purchase of software and hardware.

     The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. The Company believes that its current cash reserves, working capital expected to be generated by operations and additional funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future. Should order input exceed projected 1997 levels, additional working capital may be required.


FORWARD LOOKING INFORMATION

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but is not limited to the following:

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX
                                -----

                                                              PAGE
                                                              ----
Accountants' Report                                            18

Consolidated Financial Statements

        Balance Sheets - November 30, 1996, and 1995           19

        Statements of Income - Years Ended                     21
         November 30, 1996, 1995, and 1994

        Statements of Shareholders' Equity - Years Ended       22
         November 30, 1996, 1995, and 1994

        Statements of Cash Flows - Years Ended                 23
         November 30, 1996, 1995, and 1994

Notes to the Financial Statements                              25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Plasma-Therm, Inc.


We have audited the accompanying consolidated balance sheets of Plasma-Therm, Inc. and Subsidiary as of November 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma-Therm, Inc. and Subsidiary as of November 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective December 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".


                               GRANT THORNTON LLP



Tampa, Florida
January 14, 1997

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Plasma-Therm, Inc., a Florida corporation, together with its subsidiary (the "Company"), is engaged in the design and production of semiconductor and flat panel display manufacturing equipment. The Company sells this equipment directly to manufacturers in the semiconductor, thin film head, computer, flat panel display, telecommunications and other industries. The Company's products are marketed, together with service and technical support, by the Company's domestic sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives.

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

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  November 30,

                   ASSETS                                1996                  1995
                                                      -----------           -----------
Current assets
    Cash and cash equivalents                         $ 5,266,279           $ 5,058,718
    Accounts receivable                                 8,046,130             7,882,427
    Prepaid income taxes                                   94,233                18,048
    Inventories                                         7,958,620             8,059,333
    Prepaid expenses and other                            232,650               269,875
    Deferred tax asset                                    388,313               603,000
                                                      -----------           -----------
       Total current assets                            21,986,225            21,891,401
                                                      -----------           -----------

Property, plant and equipment
    Building                                            4,394,649                     -
    Machinery and equipment                             6,026,387             4,074,793
    Leasehold improvements                                142,915               419,263
                                                      -----------           -----------
                                                       10,563,951             4,494,056
    Less accumulated depreciation and
       amortization                                     2,155,143             1,954,377
                                                      -----------           -----------
                                                        8,408,808             2,539,679
    Land                                                  786,017               786,017
    Construction in process                                     -             1,417,353
                                                      -----------           -----------
                                                        9,194,825             4,743,049
                                                      -----------           -----------
Other assets
    Deferred tax asset                                          -               182,850
    Other                                                 294,126                91,720
                                                      -----------           -----------
                                                          294,126               274,570
                                                      -----------           -----------
                                                      $31,475,176           $26,909,020
                                                      ===========           ===========



      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  November 30,

                LIABILITIES                              1996                  1995
                                                      -----------           -----------
Current liabilities
    Short-term borrowings                             $ 1,000,000           $ 2,000,000
    Current portion of notes payable                      443,946               343,647
    Current maturities of obligations under
       capital leases                                      80,955                73,010
    Accounts payable                                    2,223,826             2,920,079
    Accrued payroll and related                           676,674               402,649
    Accrued expenses                                      414,094               356,895
    Accrued warranty reserve                              610,000               693,515
    Customer deposits                                     218,000                     -
                                                      -----------           -----------
       Total current liabilities                        5,667,495             6,789,795
                                                      -----------           -----------
Long-term obligations
    Notes payable                                       3,431,475               908,485
    Obligations under capital leases                      157,519               238,475
                                                      -----------           -----------
                                                        3,588,994             1,146,960
                                                      -----------           -----------
            SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
      $.01 par value
      Authorized - 25,000,000 shares
      Issued and outstanding - 10,396,061
      shares - 1996 and 10,279,561 shares -
      1995                                                103,962               102,797
    Additional paid-in capital                         14,897,446            14,645,775
    Retained earnings                                   7,217,279             4,223,693
                                                      -----------           -----------
                                                       22,218,687            18,972,265
                                                      -----------           -----------
                                                      $31,475,176           $26,909,020
                                                      ===========           ===========





      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                            Year Ended November 30,

                                                           1996                1995                1994
                                                       ------------        ------------        ------------
Net sales                                              $ 37,862,185        $ 29,611,625        $ 23,318,465
                                                       ------------        ------------        ------------
Costs and expenses
    Cost of products sold                                23,480,636          20,236,670          15,434,128
    Research and development                              2,880,226           2,569,700           2,266,133
    Selling and administrative                            6,540,588           5,090,944           3,655,400
    Interest expense                                        342,203             203,211             101,483
    Interest income                                        (269,791)           (336,435)            (94,839)
    Other (income) expense, net                              33,948              51,736               4,272
                                                       ------------        ------------        ------------
                                                         33,007,810          27,815,826          21,366,577
                                                       ------------        ------------        ------------
Income before income taxes and cumulative
    effect of change in accounting principle              4,854,375           1,795,799           1,951,888


Income taxes (current and deferred)                       1,860,789             706,857             338,869
                                                       ------------        ------------        ------------

Income before cumulative effect of change
    in accounting principle                               2,993,586           1,088,942           1,613,019

Cumulative effect of change in
    accounting for income taxes                                 -                   -               350,000
                                                       ------------        ------------        ------------
Net income                                             $  2,993,586        $  1,088,942        $  1,963,019
                                                       ============        ============        ============

Income per share (primary and fully dilutive)
    Income before cumulative effect of
       change in accounting principle                  $       0.28        $       0.10        $       0.18
    Cumulative effect of change
        in accounting principle                                 -                   -                  0.04
                                                       ------------        ------------        ------------
                                                       $       0.28        $       0.10        $       0.22
                                                       ============        ============        ============


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three Years Ended November 30, 1996

                                                                                         Additional
                                                                                           Paid-in             Retained
                                                            Common Stock                   Capital             Earnings
                                               -------------------------------------    --------------       -------------
                                                   Shares
                                                   Issued                 Amount            Amount              Amount
                                               ---------------        --------------    --------------       -------------
Balance at November 30, 1993                         8,225,561                82,257         7,368,679           1,171,732

Exercise of stock options
    (inclusive of income tax benefits)                 203,000                 2,030           324,925                 -

Compensation on unexercised
    stock options                                          -                     -             192,253                 -

Net income                                                 -                     -                 -             1,963,019
                                               ---------------        --------------    --------------       -------------
Balance at November 30, 1994                         8,428,561                84,287         7,885,857           3,134,751

Exercise of stock options
    (inclusive of income tax benefits)                 101,000                 1,010           222,621                 -

Exercise of warrants
    (inclusive of income tax benefits)                 250,000                 2,500           524,939                 -

Compensation on unexercised
    stock options                                          -                     -             183,908                 -

Sale of 1,500,000 shares of
    common stock, net of
    offering costs                                   1,500,000                15,000         5,744,097                 -

Repayment of obligations under
    Section 16(b) of the Securities
    Exchange Act of 1934                                   -                     -              84,353                 -

Net income                                                 -                     -                 -             1,088,942
                                               ---------------        --------------    --------------       -------------
Balance at November 30, 1995                        10,279,561               102,797        14,645,775           4,223,693

Exercise of stock options
    (inclusive of income tax benefits)                 116,500                 1,165           240,466                 -

Compensation on unexercised
    stock options                                          -                     -              11,205                 -

Net income                                                 -                     -                 -             2,993,586
                                               ---------------        --------------    --------------       -------------
Balance at November 30, 1996                        10,396,061        $      103,962    $   14,897,446       $   7,217,279
                                               ===============        ==============    ==============       =============

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year Ended November 30,

                                                                         1996          1995          1994
                                                                     -----------   -----------   -----------
Cash flows from operating activities
    Net income                                                       $ 2,993,586   $ 1,088,942   $ 1,963,019
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                    934,464       692,944       424,018
        (Gain) loss on disposal of assets                                 14,066        15,323       (16,097)
        Deferred taxes                                                   397,537       (79,470)     (295,469)
        Compensation - stock options                                      33,306       183,908       192,253
        Cumulative effect of change in accounting for
            income taxes                                                     -             -        (350,000)
        Changes in assets and liabilities
           Increase in accounts receivable                              (163,703)   (3,156,551)   (1,191,771)
          (Increase) decrease in prepaid income taxes
               (exclusive of tax benefits derived from
                exercise of options/warrants)                            (65,745)      416,748       231,965
          (Increase) decrease in inventories                             100,713    (1,277,135)   (2,293,064)
           Increase in prepaid expenses and other                         (7,775)       (6,306)      (35,694)
           Increase (decrease) in accounts payable                      (696,253)    1,462,166        75,230
           Increase (decrease) in billings in excess of costs and
               estimated earnings on uncompleted contracts                   -         (27,330)       27,330
           Increase in accrued payroll and related                       274,025        11,736       172,164
           Increase (decrease) in accrued warranty reserve               (83,515)      550,515       143,000
           Increase (decrease) in accrued  expenses                       57,199       171,937       (24,547)
           Increase (decrease) in income taxes payable                       -        (151,962)      127,036
           Increase (decrease) in customer deposits                      218,000      (738,000)      738,000
                                                                     -----------   -----------   -----------
                    Net cash provided by (used in)
                        operating activities                           4,005,905      (842,535)     (112,627)
                                                                     -----------   -----------   -----------
Cash flows from investing activities
    Capital expenditures                                              (5,382,421)   (4,154,073)     (453,592)
    Proceeds from sales of assets                                         12,115           -          63,300
    Payments received on note receivable                                  45,000        60,000        60,000
    License acquisition                                                 (297,462)          -             -
    Other                                                                 65,056       (55,816)      (24,887)
                                                                     -----------   -----------   -----------
                    Net cash used in
                        investing activities                          (5,557,712)   (4,149,889)     (355,179)
                                                                     -----------   -----------   -----------





       See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                            Year Ended November 30,

                                                                    1996         1995          1994
                                                                -----------   -----------   -----------
Cash flows from financing activities
    Proceeds from issuance of notes payable                       3,118,900       752,132     1,000,000
    Principal payments on notes payable                            (495,611)     (375,000)     (426,897)
    Principal payments under capital lease obligations              (73,011)     (111,564)      (70,550)
    Net proceeds (payments) under line of credit agreements      (1,000,000)    1,000,000     1,000,000
    Issuance of common stock and warrants                           209,090       400,627        94,990
    Issuance of common stock in private placement                       -       5,759,097           -
                                                                -----------   -----------   -----------
                    Net cash provided by
                        financing activities                      1,759,368     7,425,292     1,597,543
                                                                -----------   -----------   -----------
                    Net increase in cash
                        and cash equivalents                        207,561     2,432,868     1,129,737
                                                                -----------   -----------   -----------
Cash and cash equivalents, beginning of year                      5,058,718     2,625,850     1,496,113
                                                                -----------   -----------   -----------
Cash and cash equivalents, end of year                          $ 5,226,279   $ 5,058,718   $ 2,625,850
                                                                ===========   ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended November 30:

                                                                    1996         1995          1994
                                                                -----------   -----------   -----------
Cash paid for:
    Interest                                                    $   347,956   $   197,458   $   101,483
    Income Taxes                                                  1,528,019       525,755       276,388






       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           Property, Plant and Equipment

           Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is provided by generally using the straight-line method over the useful lives of the related assets (machinery and equipment principally over three to five years and building over 39 years). Machinery and equipment category includes certain of the Company's current products which are used two to three years on various research and development projects and subsequently sold. The items are depreciated over three years to reflect their use and correspondingly adjust the items to their estimated net realizable value. At November 30, 1996 and 1995 the cost and accumulated depreciation related to these items are approximately $2,997,000 and $576,000, and $1,774,000 and $161,000,
           respectively.

           Revenue and Cost Recognition

           Sales of the Company's products are generally recognized upon shipment, except for the first orders related to the Clusterlock7000 systems in 1994, which initially had a longer manufacturing cycle than the other products. In order to better match revenues and expenses, the Company used the percentage of completion method of revenue recognition for these initial Clusterlock7000 orders. Sales related to subsequent Clusterlock7000 orders have shorter manufacturing cycles similar to the Company's other products, and therefore have been recognized upon shipment.

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

           Field Service Costs (Principally Warranty)

           Field service costs related principally to warranty are accrued upon the shipment of the products. The warranty expense recorded in 1996, 1995, and 1994 of approximately $661,000, $1,211,000 and 367,000, respectively, was determined by management, using current and historical experience, industry experience and other factors.

           Research and Development

           Research and development costs are expensed as incurred.

           Income Per Share

           Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           dilutive income per share are the same for all periods presented. The following is the weighted average outstanding share information.



                                          NOVEMBER 30,
                                ---------------------------------
                                   1996        1995       1994
                                ----------  ----------  ---------
              Primary           10,731,927  10,542,114  9,057,751
              Fully Dilutive    10,762,945  10,571,995  9,092,991

           Reclassifications

           Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation. In 1995 and 1994 field service costs have been reclassified from selling and administrative to cost of products sold to be consistent with the Company's peer groups.

           Accounting for Stock-Based Compensation

           Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" has been issued by the Financial Accounting Standards Board in October, 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principals Board (APB) No. 25 "Accounting for Stock Issued to Employees" to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, proforma disclosures are required as if SFAS No. 123 accounting provisions were followed. SFAS No. 123's accounting recognition method can be adopted subsequent to the issuance of the Statement in October 1995, with a mandatory implementation date of December 1, 1996, and would pertain to employee stock option awards granted or modified or settled for cash after the date of adoption. Management has made the determination not to adopt SFAS No. 123's accounting recognition provisions for employee stock options. Therefore, only proforma disclosures under SFAS No. 123 are required after December 1, 1996.

           Fair Value Presentation

           The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of the short-term borrowings and certain notes payable approximate fair value because the interest rates on these instruments change with market interest rates. Certain notes payable with fixed interest rates and obligations under capital leases approximate fair value because the interest rates on these instruments are approximately comparable to market rates.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


          License Agreement

          In June 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to its patent on a new plasma process technology. In exchange for the use of the patent, the Company paid an initial license fee of 450,000 deutsche marks which is approximately $300,000 at the then current exchange rates. The initial fee is being amortized using the straight line method and a five year useful life (unamortized license fee is classified in other assets). In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a royalty fee of 35,000 deutsche marks per plasma processing chamber. Thereafter, the royalty fee will be reduced to 25,000 deutsche marks per plasma processing chamber. In 1996 approximately $20,000 in royalty fees were paid by the Company.

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


   NOTE 2 INVENTORIES

          Inventories consist of the following:


                                     NOVEMBER 30,
                               -------------------------
                                   1996         1995
                               ------------  -----------
              Raw materials    $  6,085,531  $ 5,066,621
              Work-in-process     1,835,722    2,583,040
              Finished goods         37,367      409,672
                               ------------  -----------
                               $  7,958,620  $ 8,059,333
                               ============  ===========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


  NOTE 3   SHORT-TERM AND LONG-TERM BORROWINGS

           Line of Credit

           In November 1995, the Company increased its existing line of credit with its bank from $2,000,000 to $3,000,000. The term of the line of credit agreement is through May 19, 1997, and for a period of sixty
           (60) consecutive days during the term of the loan, the Company must repay the principal below $100 which will occur in fiscal year 1997. Interest is payable monthly at the bank's prime rate (8.25% at November 30, 1996). The line is collateralized by accounts receivable and the bank has a security interest in the proceeds for the collection of accounts receivable in the Company's depository accounts. The unused balance on the line of credit at November 30, 1996 and 1995 was $2,000,000 and $1,000,000 respectively.

           Notes Payable

           Notes payable consist of the following:

                                                            NOVEMBER 30,
                                                     ---------------------------
                                                        1996          1995
                                                     ----------  ---------------
       Notes payable with a bank, payable in
        monthly installments of $15,423 including
        interest at 7.92% payable through February
        1999.  The notes are secured by various
        machinery and equipment.                      $  380,300     $       -

       Note payable with a bank, payable in monthly
        installments of $27,778 plus interest at
        8.28% payable through May 1997.  The note
        is secured by accounts receivable and
        inventory and includes financial covenants
        relating to the Company's operating
        performance and financial condition.             166,667       500,000

       Note payable with a bank, payable in monthly
        installments of $33,235 including interest at
        8.5% payable through July 2001 (see below)     3,328,454        752,132

                                                      ----------     ----------
                                                       3,875,421      1,252,132

       Less current portion                              443,946        343,647
                                                      ----------     ----------

                                                      $3,431,475     $  908,485
                                                      ==========     ==========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996



           The Company is subject to the bank agreement described above. Under the most restrictive covenant, none of the Company's consolidated retained earnings is free of limitation for payment of cash dividends at November 30, 1996.


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

           Aggregate maturities of notes payable for five years following November 30, 1996 are as follows:

                     1997          $  443,946
                     1998             300,933
                     1999             184,072
                     2000             150,087
                     2001           2,796,383
                                   ----------
                                   $3,875,421
                                   ==========

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

           The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are non-cancelable, expire in 1999. The following is a schedule of leased property under capital leases:



                                                NOVEMBER 30,
                                             ------------------
                                               1996      1995
                                             --------  --------
              Machinery and equipment        $331,920  $331,920
              Less accumulated depreciation   126,251    59,865
                                             --------  --------
                                              205,669   272,055
                                             ========  ========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996



           The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 1996:


              Year ended November 30,
                                  1997                         $101,757
                                  1998                          101,757
                                  1999                           70,489
                                                               --------

              Total minimum lease payments                      274,003
              Less amount representing interest                  35,529
                                                               --------

              Present value of net minimum lease payments      $238,474
                                                               ========

              Current portion                                  $ 80,955
              Noncurrent portion                                157,519
                                                               --------

                                                               $238,474
                                                               ========

   NOTE 4  SHAREHOLDERS' EQUITY

           Private Placement

           The Company completed a private placement offering of its Common Stock in December 1994, raising $6,375,000 from the sale of 1,500,000 shares. Costs, including commissions, associated with the offering were approximately $616,000.

           1995 Stock Incentive Plan

           In June 1995, the Company's shareholders approved the 1995 Stock Incentive Plan (the Plan). The Plan authorizes the granting of both incentive stock options and non-qualified stock options up to a total of 1,000,000 shares, increased annually by an additional number of shares equal to 1% of the number of shares outstanding on the last day of each fiscal year, commencing November 30, 1995, provided that the maximum aggregate number of shares to be issued shall not exceed 3,000,000 (1,010,397 authorized as of November 30, 1996). The option price for non-qualified stock options may be less than, equal to, or greater than the fair market value on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, is recognized over the vesting or service period. Stock option activity under the 1995 Plan was as follows:

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996



                                                        NOVEMBER 30,
                                                      ----------------
                                                       1996     1995
                                                      -------  -------
              Outstanding - beginning of year         223,000        -
              Granted                                 817,500  223,000
              Exercised                                94,500        -
              Canceled                                137,000        -
                                                      -------  -------

              Outstanding - end of year               809,000  223,000
                                                      =======  =======

              Options exercisable - end of year       732,000   27,000
                                                      =======  =======

           Option prices per share:

                                                   NOVEMBER 30,
                                                 ---------------
                                                      1996
                                                 ---------------
              Exercised during the year           $1.02 - 2.68
              Exercisable end of year             $1.02 - 4.31

           1988 Stock Option Plan

           The 1988 Stock Option Plan authorized the granting of both incentive stock options and non-qualified stock options up to a total of 850,000 shares of the Company's common stock to employees and directors. Upon adoption of the 1995 Stock Incentive Plan, the Company determined that no additional options were granted under the 1988 Plan. Under the 1988 Plan non-qualified stock options were granted at less than the fair market value of the Company's common stock. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, was recognized over the vesting or service period (e.g. six months to one year after the date of grant). In 1995 and 1994 income taxes payable was reduced and paid-in-capital was increased by approximately $151,000 and $232,000, respectively, related to an incremental tax benefit associated with the stock options exercised during the year. Stock option activity was as follows under the 1988 Plan:


                                                        NOVEMBER 30,
                                                  ------------------------
                                                   1996    1995     1994
                                                  ------  -------  -------
              Outstanding - beginning of year     50,000  154,000  323,000
              Granted                                  -        -   34,000
              Exercised                           22,000  101,000  203,000
              Canceled                            28,000    3,000        -
                                                  ------  -------  -------
              Outstanding - end of year                -   50,000  154,000
                                                  ======  =======  =======
              Options exercisable - end of year        -   50,000  149,000
                                                  ======  =======  =======

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           Option prices per share:

                                                      NOVEMBER 30,
                                         ---------------------------------------
                                             1996          1995         1994
                                         ------------  ------------  -----------
              Exercised during the year  $1.41 - 2.50  $ .26 -1.90   $ .24- 1.90
              Exercisable end of year    -             $1.41 -2.50   $ .26 -1.90

           Incentive Stock Option Plan

           The Incentive Stock Option Plan authorized the granting of options to purchase 200,000 shares of the Company's common stock. The Plan expired on September 15, 1991, and therefore no further options could be granted under this Plan. For the three years ended November 30, 1996, the activity under the Incentive Stock Plan was as follows:


                                                            NOVEMBER 30,
                                                       ----------------------
                                                        1996    1995    1994
                                                       ------  ------  ------
              Options outstanding - beginning of year  13,000  13,000  23,000
              Options exercised
              Options surrendered, unexercised         13,000       -  10,000
                                                       ------  ------  ------
              Options outstanding - end of year             -  13,000  13,000
                                                       ======  ======  ======

           Option prices were $1.50 a share, the equivalent of the market price on the dates the options were granted and all options were exercisable for each year presented.

           Common Stock Warrants

           In connection with the Company's borrowing from its former primary bank, the Company's Chief Executive Officer (CEO) executed a limited guarantee of the Company's indebtedness which was subsequently released in 1989. The Company agreed to compensate the Company's CEO for giving such guarantee by issuing to him a warrant expiring in April 2002, for the purchase of 500,000 shares of the Company's common stock at a purchase price per share of $.875. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $.7721 per share. Warrants totaling 100,000 were exercised in April 1995 for $77,210 leaving a balance of 400,000 warrants outstanding at $.7721 per share at November 30, 1996 and 1995.

           In conjunction with previous financing agreements, two warrants expiring in 1995 were issued to an investment company in November 1988 and June 1989 to purchase 50,000 and 100,000 shares of common stock, respectively, at a price of $1.25 per share. In accordance with the

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $1.1029 per share. Both warrants were exercised in February 1995 for $165,435. As a result of the exercise of these warrants in 1995, income taxes payable was reduced and paid-in capital was increased by approximately $285,000 related to an incremental tax benefit associated with the exercise of the warrants.


    NOTE 5 INCOME TAXES

           The provisions for income taxes consist of the following:


                                                    NOVEMBER 30,
                                         -----------------------------------
                                            1996         1995        1994
                                         -----------  ----------  ----------
              Current
               Federal                   $1,279,668   $ 279,380   $ 342,308
               State                        181,951      63,455      60,000
                                         ----------   ---------   ---------
                                          1,461,619     342,835     402,308
                                         ----------   ---------   ---------
              Deferred (benefit)
               Federal                      154,818    (239,739)   (187,060)
               State                         18,000     (30,327)    (20,013)
                                         ----------   ---------   ---------
                                            172,818    (270,066)   (207,073)
                                         ----------   ---------   ---------

              Investment tax credits        223,476     200,666     239,616
              Tax benefit from the
               exercise of employee
               stock options                 10,442     150,001     231,965
              Tax benefit from the
               exercise of warrants               -     284,794           -
              Adjustment to valuation
                allowance                         -           -    (332,475)
              Other                          (7,566)     (1,373)      4,528
                                         ----------   ---------   ---------
                                         $1,860,789   $ 706,857   $ 338,869
                                         ==========   =========   =========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:


                                                                NOVEMBER 30,
                                                  -----------------------------------
                                                     1996        1995         1994
                                                  ----------  -----------  ----------
             Tax expense at statutory rate        $1,650,488    $612,768   $ 663,642
             State income taxes, net of federal
                income tax benefit                   139,175      60,379      49,358
             Non-deductible charges                   61,172      35,084      36,641
             Adjustment to deferred tax credit
              item (recorded in fourth quarter)            -           -     (81,592)
             Reduction of valuation allowance
             (recorded in fourth quarter)                  -           -    (332,475)
             Other                                     9,954      (1,374)      3,295
                                                  ----------  ----------   ---------
                                                  $1,860,789    $706,857   $ 338,869
                                                  ==========  ==========   =========

           The deferred tax asset consists of the following:


                                                NOVEMBER 30,
                                           ----------------------
                                              1996        1995
                                           ----------  ----------
             Vacation accrual               $ 87,037    $100,929
             Depreciation                    (14,378)    113,400
             Stock options                     2,393      86,326
             Warranty reserve                231,513     265,623
             Tax credit carryforwards              -     219,572
             Deferred compensation            81,748           -
             Capital loss carryforward        42,208      66,402
                                           ---------   ---------
                                            $430,521    $852,252
             Less:  valuation allowance      (42,208)    (66,402)
                                           ---------   ---------
                                            $388,313    $785,850
                                           =========   =========

           Factors that management considered in deriving the additional deferred tax asset and valuation allowance included the Company's historical taxable income patterns and expected future taxable income through the period that the tax credit carryforwards expire. In this determination, greater weight was given to the two most recent years' average taxable income.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           For income tax purposes at November 30, 1996, there were no net operating loss carryforwards and approximately $211,040 of capital loss carryforwards. These capital loss carryforwards expire in 1997. At November 30, 1996, there are no significant tax credit carryforwards.

   NOTE 6  COMMITMENTS

           Operating Leases

           Prior to the completion of the construction of the new Florida corporate and manufacturing facility in June 1996, the Company conducted the majority of its operations from leased facilities. Since October 1995, when the lease term of its Florida corporate and manufacturing facilities expired, the Company began leasing the facilities on a month-to-month basis and continued do so until the completion of the construction of the new facility. The monthly rental amount was approximately $43,000.

           In addition, the Company leased approximately 48,360 square feet in New Jersey where the Company's subsidiary, Magnetran, Inc. resides. The leases expired October 31, 1994. The premises were leased from the CEO of the Company at an aggregate base rental of $135,207 for 1994. In addition to the minimum base rent, the Company paid taxes, insurance and maintenance relating to the leased properties. Magnetran, Inc. entered into a 5 year gross lease, with the Company's CEO, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. The aggregate rentals paid to the CEO for all leases for the years ended November 30, 1996, 1995 and 1994, were approximately $90,000, $87,000 and $225,500, respectively.

           In August 1996 the Company executed a lease with its bank for furniture for its new manufacturing facility. Total minimum lease payments are $466,080 to be paid in 60 monthly installments beginning in August 1996. At the end of the initial term the Company has the option to extend the lease for an additional twelve months or purchase the furniture at the then fair market value. Also, the Company uses office equipment under non-cancelable operating leases expiring through 2001.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           The future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:


              Year ended November 30,
                                  1997         $265,532
                                  1998          248,534
                                  1999          232,082
                                  2000          142,487
                                  2000           69,859
                                               --------
              Total minimum lease payments     $958,494
                                               ========

           The total rental expense for all operating leases was $553,188, $398,529, and $605,197 for the years ended November 30, 1996, 1995 and 1994, respectively.

           Distributorship Agreement

           The Company has an exclusive distributorship agreement with a Japanese company. If the Company terminates the agreement for reasons other than breach of contract, the Company is required to repurchase the demonstration systems and spare parts inventory sold to the distributor at a purchase price equal to a percentage of the original sales price, discounted each year the equipment is held by the distributor. Although there is no intent at November 30, 1996 to terminate the agreement, the obligation to repurchase the demonstration equipment held by the distributor would be approximately $400,000 if terminated.

           Contractual Obligations

           The Company has employment agreements with its key executive officers, the terms of which expire at various times through February 28, 1998. The agreements provide for minimum annual total compensation of approximately $560,000. In addition, key officers receive an annual bonus as a percent of net income up to a certain cap.

           In accordance with an employment and subsequent termination agreement with a former officer, during the fourth quarter of 1996 approximately $270,000 of termination payments due 1997-1998 to the former officer were recorded. This obligation is outstanding at November 30, 1996 and the costs are classified in selling and administration expense.


   NOTE 7  AFFILIATE TRANSACTIONS

           During 1992 the Company loaned RF Power Products (RFPP, a former subsidiary which was spun off in 1992) $200,000 in a secured, subordinated loan to be repaid in equal monthly

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           installments of $5,000 commencing May 1993 through August 1996. Interest at the prime rate plus 1% is to be paid monthly. The remaining balance at November 30, 1996 and 1995 is $0 and $45,000, respectively, and included in prepaid expenses and other in 1995. The Company's CEO currently owns approximately 9.5% of RFPP shares which he received via the spin-off.

           During 1996, 1995 and 1994, the Company had sales to and purchases from RFPP, respectively, as follows: $871,573 and $1,490,559 in 1996, $844,000 and $942,000 in 1995 and $551,000 and $708,000 in
           1994; respectively. At November 30, 1996, 1995, and 1994, the Company's accounts receivables and payables included the following amounts related to RFPP, respectively, as follows: $109,293 and $209,871 at 1996, $197,000 and $247,000 at 1995 and $86,000 and
           $129,000 at 1994.


   NOTE 8  SEGMENT INFORMATION

           Geographic Sales


                                                           NOVEMBER 30,
                                                 1996         1995        1994
              Export revenues from the
              United States to unaffiliated
              foreign customers               $14,761,397  $9,190,317  $7,233,203
                                              -----------  ----------  ----------

           All foreign sales are denominated in U.S. dollars.

           Customer Sales

           In 1996 and 1994 approximately 24% and 18%, respectively, of consolidated net sales were to one customer. No sales in excess of 10% of revenue were made to a single customer in 1995. Additionally, in 1995 and 1994, 7% and 13%, respectively, of net sales were to the Company's former distributor in Japan. In 1996 and 1995 net sales to the Company's new Japanese distributor were 8% and less than 1% of revenue, respectively.


   NOTE 9  DEFINED CONTRIBUTION PLAN

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

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1996


           Forfeitures resulting from a terminated participant's failure to be fully vested in the Company's matching contribution will be used to reduce future contributions of the Company. The Company's contribution for this plan for 1996, 1995 and 1994 was $23,616, $18,459 and $11,596, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


                                    PART III

         Except for the information regarding executive officers called for by
Item 401 of Regulation S-K, which is included in Item 1, "Executive Officers of the Company," Items 10, 11, 12 and 13 are hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders presently scheduled for May 6, 1997 which proxy statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A.   The following documents are filed as part of this Form 10-K:

              (1)    Consolidated Financial Statements

                     The index to the Consolidated Financial Statements of the Company is included on page 17 in Part II, Item 8.

              (2)    Financial Statement Schedules

                     (a)    Schedule II - Valuation and Qualifying Accounts

                     All other schedules are omitted either because the schedule is inapplicable or the required information is included elsewhere in the Financial Statements.

              (3)    Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1996.

              (4)    Exhibits


Exhibit No.   Description of Exhibits
-----------   -----------------------

  3.1*        Articles of Incorporation of the Registrant, as amended May 6,
              1994 (Exhibit 3.1 to the Registrant's 1994 Form 10-K).

  3.2*        By-laws of the Registrant (Exhibit 3.2 to the Registrant's 1994
              Form 10-K).

  3.3*        Amendment to the Registrant's Articles of Incorporation (Exhibit
              3.1 to the Registrant's May 31, 1995 Form 10-Q).

  3.4*        Amendment to the Registrant's Articles of Incorporation (Exhibit
              3.4 to the Registrant's May 31, 1996 Form 10Q).

  4.1*        Notes and Warrant Agreements dated July 1, 1980 and February 17,
              1981, and amendments thereto, between the Registrant and Atalanta
              Investment Company, Inc. and related consents (Exhibits 3.3, 3.4 and 3.5 to the 1981 Registration Statement, Exhibit 3.5.1 to
              Amendment No. 1 to the Registration Statement No. 2-73281-NY filed on July 20, 1981 and Exhibit 4.3 to the Registration Statement
              No. 2-82980 filed on April 11, 1983).

  4.2*        Amendment, dated November 1, 1988, to the Note and Warrant
              Agreements between the Registrant and Atalanta Investment Company
              (Exhibit 4.2 to the Registrant's Annual Report Form 10-K for the year ended November 30, 1988).

  4.3* Amendment, dated July 21, 1989 to the Note and Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit
              4.3 to Registrant's Annual Report on Form 10-K for the year ended
              November 30, 1989).

  4.4* Warrant dated as of July 24, 1987 between the Registrant and Ronald H. Deferrari (Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1987).

  4.5*        Stock Option Plan of the Registrant, dated December 1, 1988.
              (Exhibit 4.4 to the Registrant's 1988 Form 10-K).

  4.6*        1995 Stock Incentive Plan of the Registrant, dated June 14, 1995
              (Exhibit 4 to the Registrant's 1995 Form S-8).

  4.7*        Form of stock certificate (Exhibit 4.6 to the Registrant's 1994
              Form 10-K).


  10.1*       Employment Agreement dated May 3, 1994 between the Registrant and
              Ronald H. Deferrari (Exhibit 10.1 to the Registrant's 1994 Form
              10-K).

  10.2*       Amendment to Employment Agreement between the Registrant and
              Ronald H. Deferrari, dated June 26, 1995 (Exhibit 10.30 to the
              Registrant's August 31, 1995 Form 10-Q).

  10.3        Amendment between the Registrant and Diana M. DeFerrari, dated
              September 18, 1996.

  10.4*       Employment Agreement between the Registrant and Diana M.
              DeFerrari, dated February 9, 1995 (Exhibit 10.1 to the
              Registrant's May 31, 1995 Form 10-Q).

  10.5*       Employment Agreement dated May 18, 1994 between the Registrant and
              Ronald S. Deferrari (Exhibit 10.3 to the Registrant's 1994 Form
              10-K).

  10.6*       Amendment to Employment Agreement between the Registrant and
              Ronald S. Deferrari, dated June 26, 1995 (Exhibit 10.31 to the
              August 31, 1995 Form 10-Q).

  10.7*       Lease dated as of November 1, 1994 between Magnetran, Inc., and
              Ronald H. Deferrari for property located at 136 Route 73,
              Voorhees, New Jersey.

  10.8        Amendment to Employment Agreement between the Registrant and
              Ronald S. Deferrari, dated June 26, 1995.

  10.9 Employment Agreement dated December 1, 1992 between the Registrant and Edmond A. Richards.

  10.10       Amendment to Employment Agreement between the Registrant and
              Curtis A. Barratt, dated September 18, 1996.

  10.11       Amendment to Employment Agreement between the Registrant and
              Edmond A. Richards, dated October 9, 1996.

  10.19*      Loan Agreement dated January 19, 1995 between the Registrant and
              NationsBank of Florida, N.A. (including Revolving Credit
              Agreement, Security Agreement, Term Promissory Note and Line of
              Credit Note), (Exhibit 10.16 to the Registrant's 1994 Form 10-K).

  10.20*      Promissory Note dated August 14, 1995 between the Registrant and
              NationsBank of Florida, N.A. (Exhibit 10.23 to the Registrant's
              August 31, 1995 Form 10-Q).

  10.21*      Mortgage, Assignment of Rents and Security Agreement dated August
              14, 1995 between the Registrant and NationsBank of Florida, N.A.
              (Exhibit 10.24 to the Registrant's August 31, 1995 Form 10-Q).

  10.22* Environmental Indemnity Agreement dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.25 to the Registrant's August 31, 1995 Form 10-Q).

  10.23*      Amendment dated August 14, 1995 (to Amended and Restated Revolving
              Credit Agreement between Plasma-Therm, Inc. and NationsBank of
              Florida, N.A., dated January 19, 1995) between the Registrant and
              NationsBank of Florida, N.A. (Exhibit 10.26 to the Registrant's
              August 31, 1995 Form 10-Q).

  10.24*      Construction Loan Agreement dated August 14, 1995 between the
              Registrant and NationsBank of Florida, N.A. (Exhibit 10.27 to the
              Registrant's August 31, 1995 Form 10-Q).

  10.25*      Collateral Assignment of General Construction Contract,
              Subcontracts, Plans and Specifications and Permits dated August
              14, 1995 between the Registrant and NationsBank of Florida, N.A.
              (Exhibit 10.28 to the Registrant's August 31, 1995 Form 10-Q).

  10.26*      Collateral Assignment of Professional Agreements and Plans and
              Specifications dated August 14, 1995 between the Registrant and
              NationsBank of Florida, N.A. (Exhibit 10.29 to the Registrant's
              August 31, 1995 Form 10-Q).

  10.27* Third Future Advance Promissory Note dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit
              10.27 to the Registrant's 1995 Form 10-K).

  10.28*      Third Consolidation Line of Credit Promissory Note dated November
              17, 1995 between the Registrant and NationsBank of Florida, N.A.
              (Exhibit 10.28 to the Registrant's 1995 10-K).

  10.29*      Future Advance Consolidation and Modification Agreement dated
              November 17, 1995 between the Registrant and NationsBank of
              Florida, N.A. (Exhibit 10.29 to the Registrant's 1995 10-K).

  10.30*      Second Amendment (to Amended and Restated Revolving Credit
              Agreement) dated November 17, 1995 between the Registrant and
              NationsBank of Florida, N.A. (Exhibit 10.30 to the Registrant's
              1995 10-K).

  10.31*      Amendment to Amended and Restated Security Agreement dated
              November 17, 1995 between the Registrant and NationsBank of
              Florida, N.A. (Exhibit 10.31 to the Registrant's 1995 10-K).

  10.36*      Registrant's 401(k) Savings Plan Summary Plan Description dated
              July 1, 1992 (Exhibit 10.25 to the Registrant's 1992 Form 10-K).

  10.37       Registrant's 401(k) Adoption and Trust Agreement dated January 1,
              1995.

  10.38*      Distributorship Agreement between the Registrant and Hakuto Co.,
              Ltd., dated August 1, 1995 (Exhibit 10.38 to the Registrant's 1995
              Form 10-K).

  10.39*      Note and Security Agreement dated March 6, 1996 between the
              Registrant and NationsBanc Leasing Corporation. (Exhibit 10.39 to the February 29, 1996 Form 10-Q).

  10.40* Employment Agreement between the Registrant and Curtis A. Barratt, dated February 28, 1996 (Exhibit 10.40 to the February 29, 1996
              Form 10-Q).

  10.41*      Note and Security Agreement dated March 20, 1996 between the
              Registrant and NationsBanc Leasing Corporation (Exhibit 10.41 to the May 31, 1996 Form 10-Q).

  10.42*      Extension Agreement dated June 14, 1996 and Addendum Letter to
              Extension Agreement dated June 17, 1996 between the Registrant and
              NationsBank, N.A. (South) (Exhibit 10.42 to the May 31, 1996 Form
              10-Q).

  10.43*      License Agreement dated June 19, 1996 between the Registrant and
              Robert Bosch GmbH (Exhibit 10.43 to the May 31, 1996 form 10-Q).

  10.44*      Equipment Lease Agreement dated August 27, 1996 between the
              Registrant and NationsBanc Leasing Corporation (Exhibit 10.44 to the August 31, 1996 Form 10-Q).

  11.         Statement RE:  Computation of per share earnings.

  21.         Subsidiary of the Registrant.

  23.         Consent of Grant Thornton LLP.

  27.         Financial Data Schedule (for SEC use only).

------------------
* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PLASMA-THERM, INC.


                                      /s/ RONALD H. DEFERRARI
                                      -------------------------------------
                                      Ronald H. Deferrari, Chairman of the
                                      Board, Chief Executive Officer
                                       and Treasurer


Date: January 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


By: /s/ RONALD H. DEFERRARI
    -----------------------
    Ronald H. Deferrari, Chairman of the Board,
    Chief Executive Officer and Treasurer
     (Principal Executive Officer and
     Principal Financial Officer)

Date: January 27, 1997


By: /s/ A.S. GIANOPLUS
    ------------------
    A.S. Gianoplus, Director

Date: January 27, 1997


By: /s/ STACY WAGNER
    ----------------
    Stacy Wagner, Vice President of Finance
    and Controller
    (Principal Accounting Officer)


Date: January 27, 1997

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON THE SCHEDULE


     Board of Directors
     Plasma-Therm, Inc.

     In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 14, 1997, which is included in the Annual Report on Form 10-K for the years ended November 30, 1996, we have also audited Schedule II for each of the three years in the period ended November 30, 1996. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein.

                                                             GRANT THORNTON LLP



Tampa, Florida
January 14, 1997

                      PLASMA-THERM, INC. AND SUBSIDIARY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


----------------------------------------------------------------------------------------------------------
            COL. A               COL. B                 COL. C                   COL. D          COL. E
----------------------------------------------------------------------------------------------------------
                                                       Additions
                               Balance at      Charged to      Charged to                       Balance at
                              Beginning of      Costs and    Other Accounts     Deductions -     End of
         Description             Period         Expenses     - Describe         Describe         Period
----------------------------------------------------------------------------------------------------------
Year ended November 30, 1996:

  Warranty Liability           $  693,515      $  661,147      $      -         $  744,662 (1)   $ 610,000

 Deferred Tax Asset
  Valuation Allowance          $   66,402      $      -        $      -         $   24,194 (4)   $  42,208

Year ended November 30, 1995:

  Warranty Liability           $  143,000      $1,211,289      $      -         $  660,774 (1)   $ 693,515

 Deferred Tax Asset
  Valuation Allowance          $   67,525      $      -        $      -         $    1,123 (4)   $  66,402

Year ended November 30, 1994:

  Warranty Liability           $      -        $  366,664      $      -         $  223,664 (1)   $ 143,000

 Deferred Tax Asset
  Valuation Allowance          $      -        $      -        $  400,000 (2)   $  332,475 (3)   $  67,525

(1)  Costs incurred for warranty repair during the year.
(2) Consists of an addition to the valuation allowance which is a contra account to the deferred tax asset account.
(3) Reduction of the valuation allowance based on expected future years' utilization of tax credits.
(4) Reduction of the valuation allowance for capital loss carryforwards which expired in 1995 and 1996.