Form 10-Q
period 1997-02-28
PLASMA THERM INC
filed 1997-03-31
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended February 28, 1997           Commission File Number 0-12353


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

                       Yes   X          No
                           -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, par value $.01 per share               10,595,061
  --------------------------------------     -----------------------------
              Class                          Outstanding at March 25, 1997



                               Page 1 of 14 Pages

                                     INDEX





                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
     PART 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                 Balance Sheets - February 28, 1997 and
                  November 30, 1996 ....................................................................  3

                 Statements of Income - Three Months Ended
                  February 28, 1997 and February 29, 1996 ..............................................  5

                 Statements of Cash Flows - Three Months Ended
                  February 28, 1997 and February 29, 1996 ..............................................  6

                 Notes to Consolidated Financial Statements ............................................  8

         Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of Operations .............................. 10


     PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K .................................................... 13


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                     FEBRUARY 28,                     NOVEMBER 30,
                                                                        1997                              1996
                                                                     ------------                     ------------
                                                                      (UNAUDITED)
                       ASSETS
Current assets
    Cash and cash equivalents                                         $ 6,780,093                     $ 5,266,279
    Accounts receivable                                                 8,463,851                       8,046,130
    Prepaid income taxes                                                      -                            94,233
    Inventories                                                         7,266,649                       7,958,620
    Prepaid expenses and other                                            242,827                         232,650
    Deferred tax asset                                                    353,702                         388,313
                                                                      -----------                     -----------
       Total current assets                                            23,107,122                      21,986,225
                                                                      -----------                     -----------
Property, plant and equipment
    Building                                                            4,394,649                       4,394,649
    Machinery and equipment                                             6,299,134                       6,026,387
    Leasehold improvements                                                142,915                         142,915
                                                                      -----------                     -----------
                                                                       10,836,698                      10,563,951
    Less accumulated depreciation and
       amortization                                                     2,551,862                       2,155,143
                                                                      -----------                     -----------
                                                                        8,284,836                       8,408,808
    Land                                                                  786,017                         786,017
                                                                      -----------                     -----------
                                                                        9,070,853                       9,194,825
                                                                      -----------                     -----------
Other assets                                                              269,797                         294,126
                                                                      -----------                     -----------
                                                                      $32,447,772                     $31,475,176
                                                                      ===========                     ===========




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                       FEBRUARY 28,                 NOVEMBER 30,
                                                                          1997                          1996
                                                                      --------------                ------------
                           LIABILITIES

Current liabilities
    Short-term borrowings                                             $      -                         $1,000,000
    Current portion of notes payable                                      366,366                         443,946
    Current maturities of obligations under
       capital leases                                                      83,070                          80,955
    Accounts payable                                                    2,179,698                       2,223,826
    Accrued payroll and related                                           917,699                         676,674
    Accrued expenses                                                      454,741                         414,094
    Accrued warranty reserve                                              625,000                         610,000
     Income taxes payable                                                 131,195                            -
    Customer deposits                                                        -                            218,000
                                                                      -----------                     -----------
       Total current liabilities                                        4,757,769                       5,667,495
                                                                      -----------                     -----------
Long-term obligations
    Notes payable                                                       3,359,114                       3,431,475
    Obligations under capital leases                                      135,972                         157,519
                                                                      -----------                     -----------
                                                                        3,495,086                       3,588,994
                                                                      -----------                     -----------


               SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
      $.01 par value
      Authorized - 25,000,000 shares
      Issued and outstanding - 10,595,061
      shares - 1997 and 10,396,061 shares -
      1996                                                                109,952                         103,962
    Additional paid-in capital                                         16,036,026                      14,897,446
    Retained earnings                                                   8,048,939                       7,217,279
                                                                      -----------                     -----------
                                                                       24,194,917                      22,218,687
                                                                      -----------                     -----------
                                                                      $32,447,772                     $31,475,176
                                                                      ===========                     ============



       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                     ------------------------------------------
                                                                     FEBRUARY 28,                 FEBRUARY 29,
                                                                         1997                         1996
                                                                     ------------                 -------------
Net sales                                                              $9,480,580                   $8,290,002
                                                                       ----------                   ----------
Costs and expenses
    Cost of products sold                                               5,712,963                    5,288,305
    Research and development                                              792,549                      619,323
    Selling and administrative                                          1,565,964                    1,338,436
    Interest expense                                                      102,674                       58,217
    Interest income                                                       (81,543)                     (71,606)
    Other expense, net                                                      9,090                          678
                                                                       ----------                   ----------
                                                                        8,101,697                    7,233,353
                                                                       ----------                   ----------

Income before income taxes                                              1,378,883                    1,056,649

Income taxes                                                              547,223                      411,090
                                                                       ----------                   ----------
Net income                                                             $  831,660                   $  645,559
                                                                       ==========                   ==========

Income per share (primary and fully diluted)                           $     0.08                   $     0.06
                                                                       ==========                   ==========





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                ----------------------------------------
                                                                FEBRUARY 28, 1997       FEBRUARY 29, 1996
                                                                -----------------       -----------------
Cash flows from operating activities
     Net income                                                   $   831,660              $   645,559
     Adjustments to reconcile net income to net
        cash provided by operating activities
        Depreciation and amortization                                 411,717                  162,120
        Deferred taxes                                                 34,611                  175,102
        Compensation - stock options                                    2,280                   27,015
        Changes in assets and liabilities
             (Increase) decrease in accounts receivable              (417,721)                 491,319
             Decrease in income tax deposits                           94,233                   18,048
             (Increase) decrease in inventories                       691,971                 (871,739)
             Increase in prepaid expenses and other                   (10,177)                 (82,584)
             Decrease in accounts payable                             (44,128)              (1,224,182)
             Increase (decrease) in accrued payroll and
                related                                               241,025                  (50,376)
             Increase (decrease) in accrued expenses                   40,647                 (131,187)
             Increase in accrued warranty reserve                      15,000                     -
             Increase in income taxes payable
                (exclusive of tax benefits derived from
                exercise of options/warrants)                         324,925                  132,140
             Decrease in customer deposits                           (218,000)                    -
                                                                  -----------              -----------
                Net cash (used in) provided by
                    operating activities                            1,998,043                 (708,765)
                                                                  -----------              -----------
Cash flows from investing activities
     Capital expenditures                                            (272,745)              (1,472,945)
     Payments received on note receivable                                -                      20,000
     Other                                                              9,329                 (173,816)
                                                                  -----------              -----------
                Net cash used in investing activities                (263,416)              (1,626,761)
                                                                  -----------              -----------



      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                ----------------------------------------
                                                                FEBRUARY 28, 1997       FEBRUARY 29, 1996
                                                                -----------------       -----------------
Cash flows from financing activities
     Proceeds from issuance of notes payable                              -                 1,643,215
     Principal payments on notes payable                              (149,941)               (83,333)
     Principal payments under capital lease obligations                (19,432)               (23,561)
     Net issuances under line of credit agreements                  (1,000,000)                  -
     Proceeds from exercise of stock options and warrants              948,560                 26,420
                                                                  ------------           ------------

                Net cash provided by (used in)
                    financing activities                              (220,813)             1,562,741
                                                                  ------------           ------------
                Net increase (decrease) in cash and cash
                    equivalents                                      1,513,814               (772,785)
                                                                  ------------           ------------
 Cash and cash equivalents beginning of period                       5,266,279              5,058,718
                                                                  ------------           ------------
 Cash and cash equivalents end of period                          $  6,780,093           $  4,285,933
                                                                  ============           ============




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
                                  (UNAUDITED)



NOTE 1      BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996.

            The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of results for the full year.

            The November 30, 1996 balance sheet amounts and disclosures included herein have been derived from the November 30, 1996 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

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

                                                                           Three Months Ended
                                                             ----------------------------------------------
                                                             February 28, 1997            February 29, 1996
                                                             -----------------            -----------------
                      Primary                                    10,960,820                  10,611,434
                      Fully Diluted                              11,012,717                  10,611,017


NOTE 4      SHORT-TERM AND LONG-TERM BORROWINGS

            In March, 1997 the Company signed a commitment letter with its bank to increase its line of credit to $7,000,000 and renew the $1,000,000 term loan upon payoff of the existing term loan. The terms and conditions are more favorable than the terms and conditions under the existing agreements. Among the revised terms and conditions include a decrease in the interest rate from the bank's prime rate (8.25% at February 28, 1997) to the one month LIBOR plus 2% (7.44% at February 28, 1997) and LIBOR plus 2.25% (7.69% at February 28, 1997) for the line of credit and term loan, respectively. The Company anticipates finalizing the Loan Documents in approximately 30 days from the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

        Net sales of $9,480,580 for the first quarter of 1997 increased by 14% from net sales of $8,290,002 for the first quarter of 1996. The increase in net sales was attributable to higher product demand and sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) 770 ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock(R) 770 ICP Series began in fiscal 1996. Total sales related to these products in the first quarter of 1997 and 1996 were $5,059,700 and $3,611,572, respectively.

        Cost of products sold of $5,712,963 for the first quarter of 1997 was 60.3% of net sales, compared to $5,288,305 for the first quarter of 1996 which was 63.8% of net sales. The decrease was due to a combination of slightly higher margins on the new product lines described in the previous paragraph and the fixed costs associated with cost of products sold. Fixed costs as a percentage of net sales was lower for the first quarter of 1997 as compared to the first quarter of 1996 because net sales increased by 14% the first quarter of 1997 over the first quarter of 1996.

        Research and development expenses for the first quarter of 1997 were $792,549 compared to $619,323 for the first quarter of 1996, which was 8.4% and 7.5% of net sales, respectively. In 1997 several research and development programs have been implemented to enhance the development efforts in the Company's target markets. In addition, as new products and technology continue to be introduced, total dollars expended on research and development are expected to increase.

        Selling and administrative expense for the quarter ended February 28, 1997 was $1,565,964, up from $1,338,436 for the quarter ended February 29, 1996, which was 16.5% and 16.1% of net sales, respectively. The increase related to increased expenditures associated with the higher sales volume, including commissions paid to international manufacturer's representatives amounting to $224,110, a $104,110 increase over the first quarter of 1996 commissions of $120,000. The increase in international sales representative commissions directly relates to a 35% increase in international sales from $2,094,097 to $2,837,578 in the first quarter of 1997. In addition, foreign sales as a percentage of total sales increased from 26.9% in the first quarter of 1996 to 31.3% in the first quarter of 1997.

        Income before income taxes for the first quarter of 1997 was $1,378,883, an increase of $322,234 from $1,056,649 earned for the first quarter of 1996. Net income per share was $.08 for the first quarter of 1997, an increase of $.02 from $.06 for the first quarter of 1996. The components of this increase are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

        Working capital at February 28, 1997 was $18,349,353 which is an increase of $2,030,623 over $16,318,730 at November 30, 1996. Working capital in 1997 benefited from, among other things, funds provided by the Company's increased earnings from its operations in the first quarter of 1997 which also allowed the Company to completely pay off short term borrowings of $1,000,000. See the following discussion of material changes in assets and liabilities from November 30, 1996 to February 28, 1997 which further supplements this commentary on working capital.

        Net cash provided by operating activities in the first quarter of 1997 was $1,998,043. This increase consisted of various components, including net income in the first quarter of 1997 of $831,660, increase in accounts receivable of $417,721, decrease in inventories of $691,971, increase in accrued expenses of $281,672, and increase in income taxes payable of $324,925. The 5.2% increase in accounts receivable was primarily related to the timing of sales and related payments. The 8.7% decrease in inventories was primarily due to continued refined material requirements planning and enhanced inventory management. In addition, timing of the shipment of orders in correlation to the backlog affected the level of work in process inventory. The level of work in process inventory at February 28, 1997 was approximately $322,000 lower than the level at November 30, 1996. The backlog remained unchanged at approximately $12,000,000 at February 28, 1997. The 25.8% increase in accrued expenses related primarily to a timing difference for an accrual for payroll taxes withheld at February 28, 1997 which were not paid until March 1997. This accrual did not exist at November 30, 1996. Of the increase in income taxes payable of $324,925, approximately $158,000 related primarily to taxes owed for federal income tax for the quarter ended February 28, 1997, less tax deposits made through that date. As of November 30, 1996, all federal and state income tax payments had been previously made for the year ended November 30, 1996, leaving a balance in the income tax deposits account in excess of actual tax due of $94,233 (See accompanying Consolidated Balance Sheets). In addition, approximately $194,000 of the increase in income taxes payable at February 28, 1997 related to the tax benefits derived from the exercise of stock options and warrants which are recorded in additional paid in capital.

        Net cash used in investing activities for the quarter ended February
28, 1997 was $263,416. The Company incurred $272,745 in capital expenditures, of which approximately $241,000 was for the construction and purchase of various lab equipment to be used in research and development.

        Net cash used in financing activities for the quarter ended February 28, 1997 was $220,813. Cash used for financing activities included the principal repayment of $169,373 of notes payable and capital lease obligations and the pay off of the line of credit of $1,000,000. Additionally, the Company received $948,560 from the exercise of stock options and warrants.

        The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. To meet these requirements, in March, 1997 the Company signed a commitment letter with its bank to increase its line of credit to $7,000,000 and renew the $1,000,000 term loan upon payoff of the existing term loan. The terms and conditions are more favorable than the terms and conditions under the existing agreements. Among the revised terms and conditions include a decrease in the interest rate from the bank's prime rate (8.25% at February 28, 1997) to the one month LIBOR plus 2% (7.44% at February 28, 1997) and LIBOR plus 2.25% (7.69% at February 28,
1997) for the line of credit and term loan, respectively. The Company anticipates finalizing the Loan Documents in approximately 30 days from the date of this filing.


FORWARD LOOKING INFORMATION

        From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

        The Company sells relatively expensive capital equipment, and, in any given quarter or financial period, any one customer or any individual shipment may represent a significant portion of revenue in that period. Therefore a delay or cancellation of that shipment could cause the Company to experience a revenue or earnings shortfall for a given financial period.

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

        The Company depends heavily on the success and growth of the high technology marketplace. In particular, a slowdown in personal computer consumption could cause a slowdown of disk drive production, resulting in lower output of thin film heads, which could materially effect the Company's business.

        The Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in semiconductor capital equipment purchases could also affect the Company's business from time to time.

                          PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K



     (a)     Exhibits.


              10.12 Employment Agreement between the Registrant and Edmond A. Richards, dated January 22, 1997.

              10.13 Employment Agreement between the Registrant and Ronald S. Deferrari, dated January 22, 1997.

              10.14 Employment Agreement between the Registrant and Stacy L. Wagner, dated January 22, 1997.

              11 Commitment Letter between Registrant and NationsBank, N.A. (South), dated March 19, 1997.

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


                                      PLASMA-THERM, INC.



Date:    March 27, 1997               By: /s/ STACY WAGNER
                                         ----------------------------
                                         Stacy Wagner
                                         V.P. of Finance



Date:    March 27, 1997               By: /s/ RONALD S. DEFERRARI
                                         ----------------------------
                                          Ronald S. Deferrari
                                          President, Chief Operating Officer