Form 10-K/A
period 1996-11-30
PLASMA THERM INC
filed 1997-05-06
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended November 30, 1996

                                or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

  Commission File Number 0-12353

                        PLASMA-THERM, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


            Florida                              04-2554632
  --------------------------------          ----------------------
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

                    Yes   X          No
                        ----             ----

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

7000 Series

           The 7000 Series RIE and PECVD systems were originally introduced in 1987 and received a complete redesign in 1995. This series of manually loaded plasma systems are unique because of their 24 inch diameter electrode areas. This makes the product attractive for use on either large area substrates or large load batches of medium or small substrates. The 7000 Series is primarily used for high volume manufacturers of thin film heads and compound semiconductor devices.

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

           The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:

                                                                      YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------------------
                                                        1996                  1995                    1994
                                                      ---------             --------                -------
 Area Revenues
 -------------
 Domestic ..................................           61%                     69%                     69%

 Foreign  ..................................           39%                     31%                     31%
                                                     -----                   -----                   -----
        Total                                         100%                    100%                    100%

 Product Revenues
 ----------------
 Plasma systems (1)...................                 94%                     94%                      94%
 Other (2) ...........................                  6%                      6%                       6%
                                                     -----                   -----                   ------
        Total                                         100%                    100%                     100%

See Note 8 to the Financial Statements under Item 8 for additional foreign and domestic operations and export sales information.

__________________________
(1)  Includes core products and automated products.

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

-----------------------

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

            FISCAL 1995                                  HIGH                        LOW
            -----------                             ---------                    ----------
            First quarter                           $  9-1/16                    $    4-1/2
            Second quarter                             5-5/8                          3-1/4
            Third quarter                              4-15/16                        3-1/2
            Fourth quarter                             4-5/16                         2-9/16


            FISCAL 1996                                  HIGH                        LOW
            -----------                            -----------                   -----------
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


ITEM 6.    SELECTED FINANCIAL DATA

                                                        YEARS ENDED NOVEMBER 30,
                                  --------------------------------------------------------------------
                                   1996           1995            1994            1993            1992
                                  ------        ------           ------          ------         ------
                                                (In thousands, except per share amounts)
Statement of Operations:

   Revenues                       $37,862         $29,612        $23,318         $16,401         $17,497

   Net Income                       2,994           1,089          1,963             233              55

   Net Income per
      common share                    .28             .10            .22(1)          .03             .01

(1) Includes .04 increase (from .18 to .22) as a result of the cumulative effect of adopting SFAS 109 (see Note 1 to the Consolidated Financial Statements).


                                                        YEARS ENDED NOVEMBER 30,
                                  --------------------------------------------------------------------
                                  1996            1995             1994            1993           1992
                                  -----           -----            -----          -----          -----
                                                (In thousands, except per share amounts)
Balance Sheet at end
   of period:

Working Capital                   $16,319         $15,102          $10,114       $  7,647      $  6,953

Total assets                       31,475          26,909           16,583         10,824        11,539

Total long-term
   obligations                      3,589           1,147              811             66           332

Shareholders' Equity               22,219          18,972           11,105          8,623         8,266


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

           Warranty expense in 1996 was $660,000 as compared to $1,200,000 in 1995. A large component of the $540,000 difference between the years relates to a provision established in 1995 for Clusterlock(R) 7000 systems sold. In 1996 the Clusterlock(R) 7000 sales were substantially lower. The Company's increase in net sales in 1996 did not result in a corresponding increase in warranty provision because the increase in sales related primarily to the Versalock(R) 700 series which has lower warranty costs compared to the Clusterlock(R) 7000 and certain other of the Company's products. On an ongoing basis management analyzes the Company's actual warranty experience, along with its industry's experience and other factors, and will accordingly adjust its warranty reserves as deemed necessary.

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

           Cash at November 30, 1996 was $5,270,000 which is an increase of $210,000 over $5,060,000 at November 30, 1995. The primary components of this increase are described herein. The following discussion highlights certain aspects of the Company's cashflow activities impacting cash along with certain related balance sheet line items. The activities to be discussed are as follows:

                                                     NET CASH PROVIDED BY
                                                           (USED IN)
                                                ------------------------------
                                                  1996                 1995               INC(DEC)
                                                ---------         ------------         -----------
         Operating Activities                  $ 4,010,000         $  (840,000)         $ 4,850,000
         Investing Activities                   (5,560,000)         (4,150,000)          (1,410,000)
         Financing Activities                    1,760,000           7,430,000           (5,670,000)


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


                                      GRANT THORNTON LLP



Tampa, Florida
January 14, 1997

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  November 30,

                   ASSETS                                  1996                  1995
                                                        ----------           -----------
Current assets
    Cash and cash equivalents                          $ 5,266,279           $ 5,058,718
    Accounts receivable                                  8,046,130             7,882,427
    Prepaid income taxes                                    94,233                18,048
    Inventories                                          7,958,620             8,059,333
    Prepaid expenses and other                             232,650               269,875
    Deferred tax asset                                     388,313               603,000
                                                       -----------           -----------
       Total current assets                             21,986,225            21,891,401
                                                       -----------           -----------

Property, plant and equipment
    Building                                             4,394,649                     -
    Machinery and equipment                              6,026,387             4,074,793
    Leasehold improvements                                 142,915               419,263
                                                       -----------           -----------
                                                        10,563,951             4,494,056
    Less accumulated depreciation and
       amortization                                      2,155,143             1,954,377
                                                       -----------           -----------
                                                         8,408,808             2,539,679
    Land                                                   786,017               786,017
    Construction in process                                      -             1,417,353
                                                       -----------           -----------
                                                         9,194,825             4,743,049
                                                       -----------           -----------
Other assets
    Deferred tax asset                                           -               182,850
    Other                                                  294,126                91,720
                                                       -----------           -----------
                                                           294,126               274,570
                                                       -----------           -----------
                                                       $31,475,176           $26,909,020
                                                       ===========           ===========



      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  November 30,

                 LIABILITIES                                 1996                  1995
                                                        -----------           ------------
Current liabilities
    Short-term borrowings                                $1,000,000            $2,000,000
    Current portion of notes payable                        443,946               343,647
    Current maturities of obligations under
       capital leases                                        80,955                73,010
    Accounts payable                                      2,223,826             2,920,079
    Accrued payroll and related                             676,674               402,649
    Accrued expenses                                        414,094               356,895
    Accrued warranty reserve                                610,000               693,515
    Customer deposits                                       218,000                     -
                                                        -----------           -----------
       Total current liabilities                          5,667,495             6,789,795
                                                        -----------           -----------

Long-term obligations
    Notes payable                                         3,431,475               908,485
    Obligations under capital leases                        157,519               238,475
                                                        -----------           -----------
                                                          3,588,994             1,146,960
                                                        -----------           -----------

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

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                            Year Ended November 30,

                                                           1996            1995            1994
                                                       -----------     -----------     -----------
Net sales                                              $37,862,185     $29,611,625     $23,318,465
                                                      ------------     -----------     -----------
Costs and expenses
    Cost of products sold                               23,480,636      20,236,670      15,434,128
    Research and development                             2,880,226       2,569,700       2,266,133
    Selling and administrative                           6,540,588       5,090,944       3,655,400
    Interest expense                                       342,203         203,211         101,483
    Interest income                                       (269,791)       (336,435)        (94,839)
    Other (income) expense, net                             33,948          51,736           4,272
                                                      ------------     -----------     -----------
                                                        33,007,810      27,815,826      21,366,577
                                                      ------------     -----------     -----------

Income before income taxes and cumulative
    effect of change in accounting principle             4,854,375       1,795,799       1,951,888

Income taxes (current and deferred)                      1,860,789         706,857         338,869
                                                      ------------     -----------     -----------

Income before cumulative effect of change
    in accounting principle                              2,993,586       1,088,942       1,613,019

Cumulative effect of change in
    accounting for income taxes                                  -               -         350,000
                                                      ------------     -----------     -----------
Net income                                             $ 2,993,586     $ 1,088,942     $ 1,963,019
                                                      ============     ===========     ===========

Income per share (primary and fully dilutive)
    Income before cumulative effect of
       change in accounting principle                  $      0.28     $      0.10     $      0.18
    Cumulative effect of change
        in accounting principle                                  -               -            0.04
                                                      ------------     -----------     -----------
                                                       $      0.28     $      0.10     $      0.22
                                                      ============     ===========     ===========





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three Years Ended November 30, 1996

                                                                                  Additional
                                                                                   Paid-in       Retained
                                                       Common Stock                Capital       Earnings
                                                -----------------------------      ---------     ----------
                                                   Shares
                                                   Issued              Amount       Amount         Amount
                                                ------------           -------     ---------     ----------
Balance at November 30, 1993                       8,225,561             82,257     7,368,679    1,171,732

Exercise of stock options
    (inclusive of income tax benefits)               203,000              2,030       324,925            -

Compensation on unexercised
    stock options                                          -                  -       192,253            -

Net income                                                 -                  -             -    1,963,019
                                                  ----------           --------   -----------   ----------
Balance at November 30, 1994                       8,428,561             84,287     7,885,857    3,134,751

Exercise of stock options
    (inclusive of income tax benefits)               101,000              1,010       222,621            -

Exercise of warrants
    (inclusive of income tax benefits)               250,000              2,500       524,939            -

Compensation on unexercised
    stock options                                          -                  -       183,908            -

Sale of 1,500,000 shares of
    common stock, net of
    offering costs                                 1,500,000             15,000     5,744,097            -

Repayment of obligations under
    Section 16(b) of the Securities
    Exchange Act of 1934                                   -                  -        84,353            -

Net income                                                 -                  -             -    1,088,942

                                                  ----------           --------   -----------   ----------

Balance at November 30, 1995                      10,279,561            102,797    14,645,775    4,223,693

Exercise of stock options
    (inclusive of income tax benefits)               116,500              1,165       240,466            -

Compensation on unexercised
    stock options                                          -                  -        11,205            -

Net income                                                 -                  -             -    2,993,586
                                                  ----------           --------   -----------   ----------
Balance at November 30, 1996                      10,396,061           $103,962   $14,897,446   $7,217,279
                                                  ==========           ========   ===========   ==========

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year Ended November 30,

                                                                                1996          1995          1994
                                                                            -----------   ----------    ----------
Cash flows from operating activities
    Net income                                                              $2,993,586    $1,088,942    $1,963,019
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                          934,464       692,944       424,018
        (Gain) loss on disposal of assets                                       14,066        15,323       (16,097)
        Deferred taxes                                                         397,537       (79,470)     (295,469)
        Compensation - stock options                                            33,306       183,908       192,253
        Cumulative effect of change in accounting for
 '          income taxes                                                             -             -      (350,000)
        Changes in assets and liabilities
           Increase in accounts receivable                                    (163,703)   (3,156,551)   (1,191,771)
          (Increase) decrease in prepaid income taxes
               (exclusive of tax benefits derived from
                exercise of options/warrants)                                  (65,745)      416,748       231,965
          (Increase) decrease in inventories                                   100,713    (1,277,135)   (2,293,064)
           Increase in prepaid expenses and other                               (7,775)       (6,306)      (35,694)
           Increase (decrease) in accounts payable                            (696,253)    1,462,166        75,230
           Increase (decrease) in billings in excess of costs and
               estimated earnings on uncompleted contracts                           -       (27,330)       27,330
           Increase in accrued payroll and related                             274,025        11,736       172,164
           Increase (decrease) in accrued warranty reserve                     (83,515)      550,515       143,000
           Increase (decrease) in accrued expenses                              57,199       171,937       (24,547)
           Increase (decrease) in income taxes payable                               0      (151,962)      127,036
           Increase (decrease) in customer deposits                            218,000      (738,000)      738,000
                                                                            ----------    ----------     ---------
                    Net cash provided by (used in)
                        operating activities                                 4,005,905      (842,535)     (112,627)
                                                                            ----------    ----------     ---------

Cash flows from investing activities
    Capital expenditures                                                    (5,382,421)   (4,154,073)     (453,592)
    Proceeds from sales of assets                                               12,115             -        63,300
    Payments received on note receivable                                        45,000        60,000        60,000
    License acquisition                                                       (297,462)            -             -
    Other                                                                       65,056       (55,816)      (24,887)
                                                                            ----------    ----------     ---------

                    Net cash used in
                        investing activities                                (5,557,712)   (4,149,889)     (355,179)
                                                                            ----------    ----------     ---------





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                            Year Ended November 30,

                                                                                1996          1995          1994
                                                                            ------------   ----------     ----------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                  3,118,900       752,132     1,000,000
    Principal payments on notes payable                                       (495,611)     (375,000)     (426,897)
    Principal payments under capital lease obligations                         (73,011)     (111,564)      (70,550)
    Net proceeds (payments) under line of credit agreements                 (1,000,000)    1,000,000     1,000,000
    Issuance of common stock and warrants                                      209,090       400,627        94,990
    Issuance of common stock in private placement                                    -     5,759,097             -
                                                                            ----------    ----------     ---------
                    Net cash provided by
                        financing activities                                 1,759,368     7,425,292     1,597,543
                                                                            ----------    ----------     ---------
                    Net increase in cash
                        and cash equivalents                                   207,561     2,432,868     1,129,737
                                                                            ----------    ----------     ---------
Cash and cash equivalents, beginning of year                                 5,058,718     2,625,850     1,496,113
                                                                            ----------    ----------     ---------
Cash and cash equivalents, end of year                                      $5,266,279    $5,058,718    $2,625,850
                                                                            ==========    ==========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended November 30:

                                                                                1996          1995          1994
                                                                             ---------      -------      --------
Cash paid for:
    Interest                                                                $  347,956      $197,458      $101,483
    Income Taxes                                                             1,528,019       525,755       276,388





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

                                                                             NOVEMBER 30,
                                                        -----------------------------------------------------
                                                            1996                  1995                1994
                                                        -----------           -----------         -----------
                          Primary                        10,731,927            10,542,114           9,057,751
                          Fully Dilutive                 10,762,945            10,571,995           9,092,991

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


     NOTE 2      INVENTORIES

                 Inventories consist of the following:

                                                                                          NOVEMBER 30,
                                                                           --------------------------------------
                                                                               1996                        1995
                                                                           ------------                 ----------
                         Raw materials                                     $  6,085,531                  $ 5,066,621
                         Work-in-process                                      1,835,722                    2,583,040
                         Finished goods                                          37,367                      409,672
                                                                           -------------                 -----------
                                                                           $  7,958,620                  $ 8,059,333
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

                 Notes Payable

                 Notes payable consist of the following:

                                                                                          NOVEMBER 30,
                                                                                 -----------------------------
                                                                                     1996              1995
                                                                                 ----------        ------------
                          Notes payable with a bank, payable in
                            monthly installments of $15,423 including
                            interest at 7.92% payable through February
                            1999.  The notes are secured by various
                            machinery and equipment.                                 $ 380,300        $          -

                          Note payable with a bank, payable in monthly
                            installments of $27,778 plus interest at
                            8.28% payable through May 1997.  The note is
                            secured by accounts receivable and
                            inventory and includes financial covenants
                            relating to the Company's operating
                            performance and financial condition.                       166,667             500,000

                          Note payable with a bank, payable in monthly
                            installments of $33,235 including interest at
                            8.5% payable through July 2001 (see below)               3,328,454             752,132
                                                                                    ----------          ----------
                                                                                     3,875,421           1,252,132

                            Less current portion                                       443,946             343,647
                                                                                    ----------          ----------
                                                                                    $3,431,475          $  908,485
                                                                                    ==========         ===========

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

                 Aggregate maturities of notes payable for five years following November 30, 1996 are as follows:

                                       1997                            $   443,946
                                       1998                                300,933
                                       1999                                184,072
                                       2000                                150,087
                                       2001                              2,796,383
                                                                         ---------
                                                                        $3,875,421
                                                                        ==========


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

                 The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are non-cancelable, expire in 1999. The following is a schedule of leased property under capital leases:

                                                                                     NOVEMBER 30,
                                                                          -----------------------------------
                                                                            1996                        1995
                                                                          --------                  ----------
                    Machinery and equipment                               $331,920                    $331,920
                    Less accumulated depreciation                          126,251                      59,865
                                                                          --------                    --------
                                                                          $205,669                    $272,055
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

                            PLASMA-THERM, INC. AND SUBSIDIARY

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           THREE YEARS ENDED NOVEMBER 30, 1996





                                                                    NOVEMBER 30,
                                                             --------------------------
                                                               1996               1995
                                                             --------         ---------
                   Outstanding - beginning of year            223,000                 -
                   Granted                                    817,500           223,000
                   Exercised                                   94,500                 -
                   Canceled                                   137,000                 -
                                                             --------        ----------
                   Outstanding - end of year                  809,000           223,000
                                                            =========        ==========

                   Options exercisable - end of year          732,000            27,000
                                                            =========        ==========

                 Option prices per share:

                                                      NOVEMBER 30,
                                                      ------------
                                                          1996
                                                      ------------
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

                                                                         NOVEMBER 30,
                                                           ------------------------------------------
                                                             1996             1995              1994
                                                           -------          --------          --------
                Outstanding - beginning of year             50,000           154,000            323,000
                Granted                                          -                 -             34,000
                Exercised                                   22,000           101,000            203,000
                Canceled                                    28,000             3,000                  -
                                                        ----------        ----------         ----------
                Outstanding - end of year                        -            50,000            154,000
                                                        ==========        ==========         ==========

                Options exercisable - end of year                -            50,000            149,000
                                                        ==========        ==========         ==========


                            PLASMA-THERM, INC. AND SUBSIDIARY

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           THREE YEARS ENDED NOVEMBER 30, 1996





                 Option prices per share:

                                                                          NOVEMBER 30,
                                                           --------------------------------------------
                                                            1996               1995                1994
                                                           --------       ----------          ----------
                     Exercised during the year           $1.41 - 2.50     $  .26 -1.90        $ .24- 1.90
                     Exercisable end of year                    -         $ 1.41 -2.50        $ .26 -1.90

                 Incentive Stock Option Plan

                 The Incentive Stock Option Plan authorized the granting of options to purchase 200,000 shares of the Company's common stock. The Plan expired on September 15, 1991, and therefore no further options could be granted under this Plan. For the three years ended November 30, 1996, the activity under the Incentive Stock Plan was as follows:


                                                                        NOVEMBER 30,
                                                             -------------------------------------
                                                               1996            1995            1994
                                                             -------         -------          ------
                 Options outstanding - beginning of year      13,000          13,000          23,000
                 Options exercised
                 Options surrendered, unexercised             13,000               -          10,000
                                                              ------          ------          ------
                 Options outstanding - end of year                 -          13,000          13,000
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


     NOTE 5      INCOME TAXES

                 The provisions for income taxes consist of the following:

                                                                             NOVEMBER 30,
                                                      ----------------------------------------------------------
                                                           1996                   1995                  1994
                                                      -----------              ----------            -----------
                       Current
                          Federal                      $1,279,668              $  279,380             $  342,308
                          State                           181,951                  63,455                 60,000
                                                       ----------              ----------            -----------
                                                        1,461,619                 342,835                402,308
                                                       ----------              ----------            -----------
                       Deferred (benefit)
                          Federal                         154,818                (239,739)              (187,060)
                          State                            18,000                 (30,327)               (20,013)
                                                      -----------              ----------            -----------
                                                          172,818                (270,066)              (207,073)
                                                      -----------              ----------            -----------

                       Investment tax credits             223,476                 200,666                239,616
                       Tax benefit from the
                          exercise of employee
                          stock options                    10,442                 150,001                231,965
                       Tax benefit from the
                          exercise of warrants                  -                 284,794                      -
                       Adjustment  to valuation
                          allowance                             -                       -               (332,475)
                       Other                               (7,566)                 (1,373)                 4,528
                                                       ----------              ----------             ----------
                                                       $1,860,789              $  706,857             $  338,869
                                                       ==========              ==========             ==========



                            PLASMA-THERM, INC. AND SUBSIDIARY

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           THREE YEARS ENDED NOVEMBER 30, 1996




                 The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

                                                                                                NOVEMBER 30,
                                                                         --------------------------------------------------------
                                                                            1996                    1995                    1994
                                                                         ----------              ----------          --------------
                             Tax expense at statutory rate               $1,650,488                $612,768               $663,642
                             State income taxes, net of federal
                               income tax benefit                           139,175                  60,379                 49,358
                             Non-deductible charges                          61,172                  35,084                 36,641
                             Adjustment to  deferred tax credit
                               item (recorded in fourth quarter)                  -                       -                (81,592)
                             Reduction of valuation allowance
                               (recorded in fourth quarter)                       -                       -               (332,475)
                             Other                                            9,954                  (1,374)                 3,295
                                                                         ----------             -----------            -----------
                                                                         $1,860,789                $706,857               $338,869
                                                                         ==========             ===========            ===========

                 The deferred tax asset consists of the following:

                                                                                        NOVEMBER 30,
                                                                           -----------------------------------
                                                                              1996                     1995
                                                                           -----------               ----------
                             Vacation accrual                               $ 87,037                  $100,929
                             Depreciation                                    (14,378)                  113,400
                             Stock options                                     2,393                    86,326
                             Warranty reserve                                231,513                   265,623
                             Tax credit carryforwards                              -                   219,572
                             Deferred compensation                            81,748                         -
                             Capital loss carryforward                        42,208                    66,402
                                                                            --------                  --------

                                                                            $430,521                  $852,252

                             Less:  valuation allowance                      (42,208)                  (66,402)
                                                                            --------                  --------
                                                                            $388,313                  $785,850
                                                                            ========                  ========

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

   ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not Applicable

                                    PART III

                Except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Item 1, "Executive Officers of the Company", and the information regarding security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, which is included in Item 12, "Security Ownership of Certain Beneficial Owners and Management", Items 10, 11 and 13 are hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders presently scheduled for May 6, 1997 (the
   "1997 Annual Meeting") which proxy statement was filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K.

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 7, 1997, the record date for the 1997 Annual Meeting, based on 10,995,061 shares of the Company's Common Stock outstanding on that date, by (i) each person who is known to beneficially own more than 5% of the Company's
   Common Stock, computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended; (ii) each of the Company's directors;
   (iii) each of the Company's named executive officers; and (iv) all directors and executive officers of the Company as a group. The shareholders listed possess sole voting and investment power with respect to the shares listed.

                                                                                        AMOUNT                APPROXIMATE
                                                                                    OF BENEFICIAL              PERCENT OF
                     NAME                                                              OWNERSHIP                  CLASS
                     ----                                                              ---------                  -----
                     Ronald H. Deferrari                                            2,428,005                  22.08%
                     10050 16th Street North
                     St. Petersburg, FL  33716

                     Anastasios S. Gianoplus                                           18,000(1)                      (2)
                     8007 Algarve St.
                     McLean, VA  22102

                     Lubek Jastrzebski                                                  5,000(3)                      (2)
                     450 Gulfview Blvd.
                     Apartment 1705
                     Clearwater, FL  34630

                     Ronald S. Deferrari                                              165,592(4)                1.49%
                     10050 16th Street North
                     St. Petersburg, FL 33716

                     Diana M. DeFerrari                                                98,792(5)                      (2)
                     10050 16th Street North
                     St. Petersburg, FL  33716

                     Edmond A. Richards                                                31,000(6)                      (2)
                     10050 16th Street North
                     St. Petersburg, FL 33716

                     Curtis A. Barratt                                                    100                         (2)
                     2831 Quail Hollow
                     Clearwater, FL  34621

                     Executive officers                                             2,850,489                  25.26%
                     and directors as a group
                     (8 persons)


         (1) Includes an option to purchase 5,000 shares at a price of $2.25 per share, which expires on June 30, 2000.

         (2) Less than 1% of the outstanding Common Stock.

         (3) Represents option to purchase 5,000 shares at a price of $3.87 per share, which expires on April 30, 1999.

         (4) Includes an option to purchase 30,000 shares at a price of $4.06 per share, which expires on June 26, 1998; and an option to purchase 110,000 shares at a price of $3.87 per share, which expires on April 30, 1999.

         (5) Includes an option to purchase 20,000 shares at a price of $4.06 per share, which expires on June 26, 1998; and an option to purchase 20,000 shares at a price of $5.25 per share, which expires on June 26, 1999.

         (6) Includes an option to purchase 3,000 shares at a price of $4.31 per share, which expires on July 20, 1998; and an option to purchase 15,000 shares at a price of $3.87 per share, which expires on April 30, 1999.

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

                                 (3)    Reports on Form 8-K

                                        No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1996.

                                 (4)    Exhibits

         Exhibit No.       Description of Exhibits
         ----------        -----------------------
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

         10.3*               Amendment between the Registrant and Diana M. DeFerrari, dated September 18,
                             1996. (Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended November 30, 1996.)

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

         10.7*               Lease dated as of November 1, 1994 between Magnetran, Inc., and Ronald H.
                             Deferrari for property located at 136 Route 73, Voorhees, New Jersey.

         10.8*               Amendment to Employment Agreement between the Registrant and Ronald S.
                             Deferrari, dated June 26, 1995. (Exhibit 10.8 to the Registrant's Form 10-K for the
                             fiscal year ended November 30, 1996.)

         10.9*               Employment Agreement dated December 1, 1992 between the Registrant and Edmond A. Richards. (Exhibit 10.9 to the Registrant's Form 10-K for the
                             fiscal year ended November 30, 1996.)

         10.10*              Amendment to Employment Agreement between the Registrant and Curtis
                             A. Barratt, dated September 18, 1996. (Exhibit 10.10 to the Registrant's Form 10-K
                             for the fiscal year ended November 30, 1996.)

         10.11*              Amendment to Employment Agreement between the Registrant and
                             Edmond A. Richards, dated October 9, 1996. (Exhibit 10.11 to the Registrant's
                             Form 10-K for the fiscal year ended November 30, 1996.)

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

         10.27*              Third Future Advance Promissory Note dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.27 to the Registrant's 1995 Form 10-
                             K).

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

         10.36*              Registrant's 401(k) Savings Plan Summary Plan Description dated July 1, 1992
                             (Exhibit 10.25 to the Registrant's 1992 Form 10-K).





        10.37*               Registrant's 401(k) Adoption and Trust Agreement dated January 1, 1995.
                             (Exhibit 10.37 to the Registrant's Form 10-K for the fiscal year ended November 30, 1996.)

        10.38*               Distributorship Agreement between the Registrant and Hakuto Co., Ltd., dated
                             August 1, 1995 (Exhibit 10.38 to the Registrant's 1995 Form 10-K).

        10.39*               Note and Security Agreement dated March 6, 1996 between the Registrant and
                             NationsBanc Leasing Corporation. (Exhibit 10.39 to the February 29, 1996  Form 10-
                             Q).

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

        21.                  Subsidiary of the Registrant.

        23.                  Consent of Grant Thornton LLP.


         _______________________________________
         * Incorporated by reference.

                                   SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLASMA-THERM, INC.


                                      /s/ RONALD H. DEFERRARI
                                      ---------------------------------
                                      Ronald H. Deferrari, Chairman of the
                                      Board, Chief Executive Officer
                                      and Treasurer


         Date:  May 5, 1997
              ---------------------------

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON THE SCHEDULE


         Board of Directors
         Plasma-Therm, Inc.

         In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 14, 1997, which is included in the Annual Report on Form 10-K for the year ended November 30, 1996, we have also audited Schedule II for each of the three years in the period ended November 30, 1996. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein.

                                                 GRANT THORNTON LLP



Tampa, Florida
January 14, 1997

                       PLASMA-THERM, INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            ------------------------------------------------------------------------------------------------------------------
             COL. A                           COL. B                    COL. C               COL. D                COL. E
            ------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             -----------------------------
                                            BALANCE AT       CHARGED TO      CHARGED TO                          BALANCE AT
                                           BEGINNING OF      COSTS AND      OTHER ACCOUNTS   DEDUCTIONS -          END OF
           DESCRIPTION                        PERIOD         EXPENSES         - DESCRIBE       DESCRIBE            PERIOD
           --------------------------------------------------------------------------------------------------------------------
Year ended November 30, 1996:

     Warranty Liability                   $693,515          $  661,147           $     -         $744,662 (1)         $610,000

    Deferred Tax Asset
       Valuation Allowance                $ 66,402          $        -           $     -         $ 24,194 (4)         $ 42,208

Year ended November 30, 1995:

     Warranty Liability                   $143,000          $1,211,289           $     -         $660,774 (1)         $693,515

    Deferred Tax Asset
       Valuation Allowance                $ 67,525          $        -           $     -         $  1,123 (4)         $ 66,402

Year ended November 30, 1994:

     Warranty Liability                   $      -          $  366,664           $     -         $223,664 (1)         $143,000

    Deferred Tax Asset
       Valuation Allowance                $      -          $        -           $400,000 (2)    $332,475 (3)         $ 67,525

(1)  Costs incurred for warranty repair during the year.
(2) Consists of an addition to the valuation allowance which is a contra account to the deferred tax asset account.
(3) Reduction of the valuation allowance based on expected future years' utilization of tax credits.
(4) Reduction of the valuation allowance for capital loss carryforwards which expired in 1995 and 1996.

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                       PLASMA-THERM, INC. AND SUBSIDIARY


       --------------------------------------------------------------------------------------
             COL. A                 COL. B     COL. C.     COL. D.     COL. E.     COL. F.
       --------------------------------------------------------------------------------------
                                                           MAXIMUM     AVERAGE     WEIGHTED
                                   BALANCE     WEIGHTED    AMOUNT       AMOUNT     AVERAGE
      CATEGORY OF AGGREGATE       AT END OF    AVERAGE   OUTSTANDING OUTSTANDING INTEREST RATE
      SHORT-TERM BORROWINGS         PERIOD     INTEREST  DURING THE   DURING THE  DURING THE
                                               RATE (2)     PERIOD    PERIOD (3)  PERIOD (4)
      ----------------------------------------------------------------------------------------
Year ended November 30, 19945
    Short-term borrowings (1)     $2,000,000        7.50% $1,000,000    $358,333        7.55%

Year ended November 30, 1994:
    Short-term borrowings (1)     $1,000,000        7.50% $1,000,000    $358,333        7.55%
-----------------------------------------------------------------------------------------------


NOTE:  This schedule is not included in the financial statements




(1) Short-term borrowings represent a line of credit with a bank with interest payable monthly at the bank's prime rate plus 1/2% (9% at November 30, 1994) due May 19, 1995.
(2) The weighted average interest rate was computed by dividing the total monthly interest rates by 12.
(3) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                              Year Ended November 30,
                                                   ---------------------------------------------
                                                      1996             1995             1994
                                                   ----------        --------        -----------
                                                   (Amounts in thousands, except per share data)

PRIMARY
    Average shares outstanding                        10,329         10,093          8,382
    Net effect of dilutive stock options and
       warrants based on the treasury stock
       method using average market price                 403            449            676
                                                     -------        -------        -------

                                          TOTAL       10,732         10,542          9,058
                                                     =======        =======        =======
Income before cumulative effect of change
    in accounting principle                          $ 2,994        $ 1,089        $ 1,613
                                                     =======        =======        =======

Net income                                           $ 2,994        $ 1,089        $ 1,963
                                                     =======        =======        =======

Income before cumulative effect of change
    in accounting principle                          $  0.28        $  0.10        $  0.18

Cumulative effect of change in
    accounting principle                                   -              -           0.04
                                                     -------        -------        -------

Net income per share                                 $  0.28        $  0.10        $  0.22
                                                     =======        =======        =======

FULLY DILUTED
    Average shares outstanding                        10,329         10,093          8,382
    Net effect of dilutive stock options and
    warrants based on the treasury stock
    method using the year-end market price,
    if higher than average market price                  434            479            711
                                                     -------        -------        -------
                                          TOTAL       10,763         10,572          9,093
                                                     =======        =======        =======


Income before cumulative effect of change
    in accounting principle                          $ 2,994        $ 1,089        $ 1,613
                                                     =======        =======        =======

Net income                                           $ 2,994        $ 1,089        $ 1,963
                                                     =======        =======        =======
Income before cumulative effect of change
    in accounting principle                          $  0.28        $  0.10        $  0.18

Cumulative effect of change in
    accounting principle                                   -              -           0.04
                                                     -------        -------        -------
Net income per share                                 $  0.28        $  0.10        $  0.22
                                                     =======        =======        =======



                          SUBSIDIARY OF THE REGISTRANT




                                                                                  STATE OR OTHER JURISDICTION
                       NAME                                                             OF INCORPORATION
                       ----                                                             ----------------
                       Magnetran, Inc.                                                     New Jersey


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our reports dated January 14, 1997, accompanying the consolidated financial statements and the schedule of Plasma-Therm, Inc. and Subsidiary included in the Annual Report on Form 10-K of Plasma-Therm, Inc. and Subsidiary for the year ended November 30, 1996. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Plasma-Therm, Inc. and Subsidiary on Form S-3 (File No. 33-88836, effective February 1, 1995) and Forms S-8 (File No. 33-29104, effective June 22, 1989 and File 33-60375, effective June 14, 1995).


                                                      GRANT THORNTON LLP

Tampa, Florida
January 14, 1997