Form 10-Q
period 1997-05-31
PLASMA THERM INC
filed 1997-06-18
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended May 31, 1997            Commission File Number 0-12353


                               PLASMA-THERM, INC.
                               -------------------
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

                            Yes    X          No
                                 -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, par value $.01 per share                 11,003,061
     --------------------------------------        ----------------------------
                   Class                           Outstanding at June 12, 1997



                             Page 1 of 17 Pages

                                     INDEX






                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - May 31, 1997 and
  November 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Statements of Income - Three Months and Six Months Ended
  May 31, 1997 and May 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Cash Flows - Six Months Ended
  May 31, 1997 and May 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


Item 2.   Management's Discussion and Analysis of
  Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                 MAY 31,             NOVEMBER 30,
                ASSETS                            1997                  1996
                                               -----------           -----------
                                               (UNAUDITED)
Current assets
    Cash and cash equivalents                   $ 6,063,010           $ 5,266,279
    Accounts receivable                           9,463,705             8,046,130
    Prepaid income taxes                            159,073                94,233
    Inventories                                   9,474,902             7,958,620
    Prepaid expenses and other                      387,379               232,650
    Deferred tax asset                              388,222               388,313
                                                -----------           -----------
       Total current assets                      25,936,291            21,986,225
                                                -----------           -----------
Property, plant and equipment
    Building                                      4,444,649             4,394,649
    Machinery and equipment                       6,521,880             6,026,387
    Leasehold improvements                          144,815               142,915
                                                -----------           -----------
                                                 11,111,344            10,563,951
    Less accumulated depreciation and
       amortization                               3,000,091             2,155,143
                                                -----------           -----------
                                                  8,111,253             8,408,808
    Land                                            786,017               786,017
                                                -----------           -----------
                                                  8,897,270             9,194,825
                                                -----------           -----------
Other assets                                        287,927               294,126
                                                -----------           -----------
                                                $35,121,488           $31,475,176
                                                ===========           ===========




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                    MAY 31,            NOVEMBER 30,
             LIABILITIES                             1997                 1996
                                                  ----------          -----------
Current liabilities
    Short-term borrowings                        $        -           $ 1,000,000
    Current portion of notes payable                622,154               443,946
    Current maturities of obligations under
       capital leases                                85,192                80,955
    Accounts payable                              3,100,433             2,223,826
    Accrued payroll and related                     641,756               676,674
    Accrued expenses                                361,010               414,094
    Accrued warranty reserve                        640,000               610,000
    Income taxes payable                                  -                     -
    Customer deposits                               225,840               218,000
                                                -----------           -----------
       Total current liabilities                  5,676,385             5,667,495
                                                -----------           -----------
Long-term obligations
    Notes payable                                 3,949,647             3,431,475
    Obligations under capital leases                113,786               157,519
                                                -----------           -----------
                                                  4,063,433             3,588,994
                                                -----------           -----------
         SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
      $.01 par value
      Authorized - 25,000,000 shares
      Issued and outstanding - 11,003,061
      shares - 1997 and 10,396,061 shares -
      1996                                          110,032               103,962
    Additional paid-in capital                   16,057,223            14,897,446
    Retained earnings                             9,214,415             7,217,279
                                               ------------           -----------
                                                 25,381,670            22,218,687
                                                -----------           -----------
                                                $35,121,488           $31,475,176
                                                ===========           ===========



       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           MAY 31,                      MAY 31,
                                   -------------------------     -------------------------
                                       1997          1996           1997          1996
                                   ------------    ----------    -----------   ------------
Net sales                           $10,241,534    $9,491,798    $19,722,114   $17,781,800
                                    -----------    ----------    -----------   -----------
Costs and expenses
    Cost of products sold             5,826,751     5,836,730     11,539,714    11,125,035
    Research and development            903,086       716,253      1,695,635     1,335,576
    Selling and administrative        1,684,742     1,451,217      3,250,706     2,789,653
    Interest expense                     82,063        49,933        184,737       108,150
    Interest and capital gain income   (100,680)      (63,598)      (182,223)     (135,204)
    Other expense, net                   19,960        23,681         29,050        24,359
                                    -----------    ----------    -----------   -----------
                                      8,415,922     8,014,216     16,517,619    15,247,569
                                    -----------    ----------    -----------   -----------

Income before income taxes            1,825,612     1,477,582      3,204,495     2,534,231

Income taxes                            660,136       584,716      1,207,359       995,806
                                    -----------    ----------    -----------   -----------
Net income                         $  1,165,476    $  892,866    $ 1,997,136   $ 1,538,425
                                   ============    ==========    ===========   ===========
Income per share
  (primary and fully diluted)      $       0.10    $     0.08    $      0.18   $      0.14
                                   ============    ==========    ===========   ===========




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED MAY 31,
                                                     -----------------------------
                                                        1997               1996
                                                     -----------        ----------
Cash flows from operating activities
    Net income                                        $1,997,136         $1,538,425
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                    859,948            334,230
        Loss on disposal of assets                             -             23,681
        Deferred taxes                                        91            337,698
        Compensation - stock options                       4,550             28,890
        Changes in assets and liabilities
         (Increase) decrease in accounts receivable   (1,417,575)           751,264
          Increase in income tax deposits                (64,840)           (40,039)
          Increase in inventories                     (1,516,282)        (1,666,950)
          Increase in prepaid expenses and other        (154,729)          (517,320)
          Increase (decrease) in accounts payable        876,607           (613,092)
          Increase (decrease) in accrued payroll and
            related                                      (34,918)            38,012
          Increase in accrued expenses                   (53,084)          (162,800)
          Increase in accrued warranty reserve            30,000                  -
          Increase (decrease) in income taxes payable
            (exclusive of tax benefits derived from
            exercise of options/warrants)                198,427             (5,152)
          Increase in customer deposits                    7,840                  -
                                                      ----------         -----------
                    Net cash provided by
                       operating activities              733,171             46,847
                                                      ----------         -----------

Cash flows from investing activities
    Capital expenditures                                (547,393)        (2,848,536)
    Payments received on note receivable                       -             30,000
    Proceeds from sale of assets                               -              2,500
    Other                                                 (8,801)            31,359
                                                      ----------         -----------
                    Net cash used in investing
                       activities                       (556,194)        (2,784,677)
                                                      ----------         -----------


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                                  (UNAUDITED)

                                                          SIX MONTHS ENDED MAY 31,
                                                        ----------------------------
                                                           1997               1996
                                                       ----------        ------------
Cash flows from financing activities
    Proceeds from issuance of notes payable            1,000,000          2,922,981
    Principal payments on notes payable                 (303,620)          (203,357)
    Principal payments under capital lease
       obligations                                       (39,496)           (35,620)
    Net issuances under line of credit agreements     (1,000,000)                 -
    Proceeds from exercise of stock options and
       warrants                                          962,870             36,920
                                                      ----------         ----------
                    Net cash provided by
                        financing activities             619,754          2,720,924
                                                      ----------         ----------
                    Net increase (decrease) in cash and
                        cash equivalents                 796,731            (16,906)
                                                      ----------         ----------
Cash and cash equivalents, beginning of period         5,266,279          5,058,718
                                                      ----------         ----------
Cash and cash equivalents, end of period              $6,063,010         $5,041,812
                                                      ==========         ==========




       See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MAY 31, 1997 AND NOVEMBER 30, 1996
                                 (UNAUDITED)



NOTE 1   BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1997 and November 30, 1996 and the results of operations and cash flows for the six months ended May 31, 1997 and 1996.

         The results of operations for the six months ended May 31, 1997 and 1996 are not necessarily indicative of results for the full year.

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

NOTE 2   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly-owned subsidiary, Magnetran Inc. All significant intercompany transactions and balances have been eliminated.

NOTE 3   INCOME PER SHARE

         Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully diluted income per share are the same for all periods presented. The following is the weighted average outstanding share information.


                                                                         Three Months Ended May 31,
                                                                     1997                         1996
                                                                ---------------              ---------------
                        Primary                                    11,172,167                  10,707,415
                        Fully Diluted                              11,263,204                  10,799,427



                                                                          Six Months Ended May 31,
                                                                      1997                         1996
                                                                 ---------------              ---------------
                        Primary                                    11,061,669                  10,660,692
                        Fully Diluted                              11,156,499                  10,796,479


NOTE 4   SHORT-TERM AND LONG-TERM BORROWINGS

         In April, 1997 the Company increased its existing line of credit with its bank from $3,000,000 to $7,000,000. The term of the line of credit agreement is through April, 1998. Interest is payable monthly at the one month LIBOR rate plus 2% (7.69% at May 31, 1997). The line is collateralized by accounts receivable.

         In April, 1997 the Company executed a $1,000,000 term loan with its bank. The loan is payable in monthly installments of $27,778 plus interest at the one month LIBOR rate plus 2.25% (7.94% at May 31, 1997) through April 2000. The note is secured by various research and development equipment.

         The line of credit and term loan are cross-collateralized, and the bank has a security interest in the proceeds for the collection of accounts receivable and the Company's depository accounts. The agreements include financial covenants relating to the Company's operating performance and financial condition. In addition, a negative pledge agreement was executed which does not permit the Company to hold a lien or encumbrance on its inventory.

NOTE 5   1995 STOCK INCENTIVE PLAN

         In May 1997 the Company's shareholders approved amendments to its 1995 Stock Incentive Plan, increasing the available shares of Common Stock for issuance under the plan by 1,500,000 shares; increasing the maximum number of shares or Common Stock for which options may be granted under the plan during any fiscal year to each optionee to 500,000 shares; and permitting members of the stock option committee to receive discretionary, as well as formula, option grants and awards under the plan.

NOTE 6  NEW ACCOUNTING PRONOUNCEMENT

         The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net sales of $10,241,534 for the second quarter of 1997 increased by 8% from net sales of $9,491,798 for the second quarter of 1996. For the first half of 1997, the Company reported net sales of $19,722,114, which was 11% higher than net sales of $17,781,800 for the first half of 1996. The increase in net sales for both the second quarter and first half was attributable to higher product demand and sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock(R) ICP Series began in fiscal 1996. Total sales related to these products in the second quarter of 1997 and 1996 were $6,054,234 (59% of net sales) and $3,763,750 (40% of net sales), respectively. Total sales related to these products in the first half of 1997 and 1996 were $11,113,934 (56% of net sales) and $7,375,322 (41% of net sales), respectively.

        Cost of products sold of $5,826,751 for the second quarter of 1997 was 56.9% of net sales, compared to $5,836,730 for the second quarter of 1996 which was 61.5% of net sales. Cost of products sold of $11,539,714 for the first half of 1997 was 58.5% of net sales, compared to $11,125,035 for the first half of 1996 which was 62.6% of net sales. The decrease in cost of products sold as a percentage of net sales for the second quarter and first half of 1997 was due to increased sales of the new product lnes described in the previous paragraph which have higher margins than the Company's other product lines.

        Research and development expense for the second quarter of 1997 and 1996 was $903,086 and $716,253, respectively, which was 8.8% and 7.5% of net sales, respectively. Research and development expense for the first half of 1997 and 1996 was $1,695,635 and $1,335,576, respectively, which was 8.6% and
7.5% of net sales, respectively. In 1997 several research and development programs have been implemented to enhance development efforts in the Company's target markets. In addition, as new products and technology continue to be introduced, total dollars expended on research and development are expected to increase.

        Selling and administrative expense was $1,684,742 for the second quarter of 1997, up from $1,451,217 for the second quarter of 1996 which was 16.5% and 15.3% of net sales, respectively. Selling and administrative expense for the first six months of 1997 was $3,250,706, up from $2,789,653 for the first six months of 1996 which was 16.5% and 15.7% of net sales, respectively. The increases in selling and administrative expense as a percentage of net sales for the second quarter and first six months of 1997 relate primarily to the marketing initiatives in the second quarter of 1997 which have resulted in higher expenditures associated with payroll, travel, conventions, and advertising.

        Income before income taxes for the second quarter of 1997 was $1,825,612, an increase of $348,030 from $1,477,582 earned the second quarter of 1996. Net income per share was $.10 for the second quarter of 1997, an increase of $.02 from $.08 for the second quarter of 1996. Income before income taxes for the first half of 1997 was $3,204,495, an increase of $670,264 from $2,534,231 earned the first half of 1996. Net income per share was $.18 for the first half of 1997, an increase of $.04 from $.14 for the first half of 1996. The primary reasons for the increase for both the second quarter and first half of 1997 relates to increased net sales with higher margins as described in the previous paragraphs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

        Working capital at May 31, 1997 was $20,259,906 which is an increase of $3,941,176 over $16,318,730 at November 30, 1996. Working capital in 1997 benefited from, among other things, funds provided by the Company's increased earnings from its operations in the first half of 1997 which also allowed the Company to completely pay off short term borrowings of $1,000,000. See the following discussion of material changes in assets and liabilities from November 30, 1996 to May 31, 1997 which further supplements this commentary on working capital.

        Net cash provided by operating activities in the first half of 1997 was $733,171. The increase of $733,171 consisted of various components, including net income in the first half of 1997 of $1,997,136 increased by depreciation and amortization (which are noncash expenses) totaling $859,948, an increase in accounts receivable of ($1,417,575), an increase in inventories of ($1,516,282), and an increase in accounts payable of $876,607. The 17.6% increase in accounts receivable was primarily related to the timing of sales and related payments. The 19.1% increase in inventories was primarily due to an increase in purchases to meet increased shipment schedules for the second half of 1997. The Company's backlog at May 31, 1997 was approximately $16 million, which is a 33% increase over the backlog at November 30, 1996 of approximately $12,000,000; therefore, a further increase in inventory is expected. The 39.4% increase in accounts payable related primarily to an increase in inventory purchases described in the previous sentence.

        Net cash used in investing activities for the first half of 1997 was $556,194. The Company incurred $547,393 in capital expenditures, of which approximately $385,000 was for the construction and purchase of various lab equipment to be used in research and development. The remaining expenditures of approximately $162,000 relate primarily to the purchase of various production and computer equipment.

        Net cash provided by financing activities for the first half of 1997 was $619,754. Cash used for financing activities included the principal repayment of $343,116 of notes payable and capital lease obligations and the pay off of the line of credit of $1,000,000. Cash provided by financing activities included a $1,000,000 term loan to be used to purchase research and development equipment (See Note 4 to the Consolidated Financial Statements). Additionally, the Company received $962,870 from the exercise of stock options and warrants.

        The Company has extensive ongoing capital requirements for research and development, the repayment of debt, capital equipment and inventory. The Company believes that its current cash reserves, together with the funds available under its line of credit, should be sufficient to meet its capital requirements for the immediate future.


FORWARD LOOKING INFORMATION

        From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, inventory, research and development activities and expenditures and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

        The Company sells relatively expensive capital equipment, and, in any given quarter or financial period, any one customer or any individual shipment may represent a significant portion of revenue in that period. Therefore, a delay or cancellation of that shipment could cause the Company to experience a revenue or earnings shortfall for a given financial period.

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

                          PART II.  OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held its Annual Meeting of Shareholders on May 6, 1997. At the meeting, the shareholders voted on the election of directors and proposed amendments to the Company's 1995 Stock Incentive Plan.

        Three directors were elected to the Board of Directors of the Company, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified, for the terms of office expiring at the next annual meeting of shareholders: Ronald H. Deferrari, Anastasios S. Gianoplus and Lubek Jastrzebski. No other director's term of office continued after the meeting. A total of 10,452,678 votes were cast for Mr. Deferrari; a total of 10,452,578 votes were cast for Mr. Gianoplus, and a total of 10,448,778 votes were cast for Dr. Jastrzebski. A total of 42,663 votes were withheld with respect to the election of Mr. Deferrari, a total of 42,763 votes were withheld with respect to the election of Mr. Gianoplus, and a total of 46,563 votes were withheld with respect to the election of Dr. Jastrzebski.

        The amendments to the Company's 1995 Stock Incentive Plan, which were submitted to a vote of shareholders, amended the plan to increase the available shares of Common Stock for issuance under the plan by 1,500,000, to increase the maximum number of shares of Common Stock for which options may be granted under the plan during any fiscal year to each optionee to 500,000 shares and to permit members of the Stock Option Committee to receive discretionary, as well as formula, option grants and awards under the plan. The proposal to amend the 1995 Stock Incentive Plan was approved by a total of 4,652,893 votes in favor of the proposal. There were a total of 1,002,028 votes against, 100,839 abstentions and 4,273,339 broker non-votes with respect to this vote.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


  (a)     Exhibits.


                4.8       The Company's 1995 Stock Incentive Plan, Amended and
                          Restated.

               10.45 Loan Agreement dated April 18, 1997 between the Company and NationsBank, N.A. (South) including Credit Agreement, Security Agreement, Negative Pledge Agreement, Third Amendment (to Amended and Restated Revolving Credit Agreement) and First Amendment (to Amended and Restated Security Agreement), Term Promissory Note and Line of Credit Note.

               27.        Financial Data Schedule (for SEC use only).


  (b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PLASMA-THERM, INC.





Date:    June 12, 1997                      By: /s/ STACY WAGNER
                                               --------------------------
                                               Stacy Wagner
                                               V.P. of Finance



Date:     June 12, 1997                     By: /s/ RONALD S. DEFERRARI
                                               --------------------------
                                               Ronald S. Deferrari
                                               President, Chief Operating
                                               Officer

                                 EXHIBIT INDEX


  EXHIBIT                                                       METHOD OF FILING

   4.8      The Company's 1995 Stock Incentive Plan, as Amended         *
            and Restated

  10.45     Loan Agreement dated April 18, 1997 between the             *
            Company and NationsBank, N.A. (South) including
            Credit Agreement, Security Agreement, Negative
            Pledge Agreement, Third Amendment (to Amended and
            Restated Revolving Credit Agreement) and First
            Amendment (to Amended and Restated Security
            Agreement), Term Promissory Note and Line of Credit Note

  27.       Financial Data Schedule (for SEC use only)                  *





 * Filed electronically herewith.