Form 10-Q
period 1997-08-31
PLASMA THERM INC
filed 1997-09-11
CIK 354452

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 1997

                                   OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to __________________

 Commission File Number 0-12353

                                PLASMA-THERM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                   04-2554632
---------------------------------------------         -----------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                         Identification No.)


            10050 16th Street North, St. Petersburg, Florida 33716
   --------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (813) 577-4999
   --------------------------------------------------------------------------
               Registrant's telephone number, including area code

   --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                          -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                       Outstanding at September 10, 1997:
                                   11,100,061
                       ---------------------------------

                             Page 1 OF 16 Pages

                                     INDEX



                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - August 31, 1997 and
  November 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Statements of Income - Three Months and Nine Months Ended
  August 31, 1997 and August 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Cash Flows - Nine Months Ended
  August 31, 1997 and August 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .  . . . . . . . . . . . .  . . . . . . . . . . . . . . .  11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


                      PLASMA-THERM, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS




                                                AUGUST 31,            NOVEMBER 30,
                ASSETS                            1997                  1996
                                               ------------           -----------
                                               (UNAUDITED)
Current assets
    Cash and cash equivalents                  $  7,485,960          $  5,266,279
    Accounts receivable                          12,698,691             8,046,130
    Prepaid income taxes                            234,906                94,233
    Inventories                                   9,769,489             7,958,620
    Prepaid expenses and other                      291,174               232,650
    Deferred tax asset                              313,489               388,313
                                               ------------          ------------
       Total current assets                      30,793,709            21,986,225
                                               ------------          ------------
 Property, plant and equipment
    Building                                      4,444,649             4,394,649
    Machinery and equipment                       6,939,275             6,026,387
    Leasehold improvements                          148,055               142,915
                                               ------------          ------------

                                                 11,531,979            10,563,951
    Less accumulated depreciation and
       amortization                               3,000,086             2,155,143
                                               ------------          ------------
                                                  8,531,893             8,408,808
    Land                                            786,017               786,017
                                               ------------          ------------
                                                  9,317,910             9,194,825
                                               ------------          ------------
Other assets                                        255,083               294,126
                                               ------------          ------------
                                               $ 40,366,702          $ 31,475,176
                                               ============          ============






       See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                                                 AUGUST 31,           NOVEMBER 30,
             LIABILITIES                            1997                  1996
                                              ------------          -------------
Current liabilities
    Short-term borrowings                      $  3,000,000          $  1,000,000
    Current portion of notes payable                628,150               443,946
    Current maturities of obligations under
       capital leases                                87,417                80,955
    Accounts payable                              3,584,384             2,223,826
    Accrued payroll and related                     818,996               676,674
    Accrued expenses                                507,710               414,094
    Accrued warranty reserve                        655,000               610,000
    Customer deposits                               150,000               218,000
                                               ------------          ------------
       Total current liabilities                  9,431,657             5,667,495
                                               ------------          ------------
 Long-term obligations
    Notes payable                                 3,763,096             3,431,475
    Obligations under capital leases                 91,099               157,519
                                               ------------          ------------
                                                  3,854,195             3,588,994
                                               ------------          ------------

         SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock
      $.01 par value
      Authorized - 25,000,000 shares
      Issued and outstanding - 11,100,061
      shares - 1997 and 10,396,061 shares -
      1996                                          111,002               103,962
    Additional paid-in capital                   16,513,381            14,897,446
    Retained earnings                            10,456,467             7,217,279
                                               ------------          ------------
                                                 27,080,850            22,218,687
                                               ------------          ------------
                                               $ 40,366,702          $ 31,475,176
                                               ============          ============




       See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                            AUGUST 31,                   AUGUST 31,
                                    -------------------------    -------------------------
                                        1997          1996           1997          1996
                                    -----------    ----------    -----------   -----------
Net sales                           $12,423,261    $9,622,781    $32,145,375   $27,404,581
                                    -----------    ----------    -----------   -----------
Costs and expenses
    Cost of products sold             7,255,530     5,732,189     18,795,244    16,857,224
    Research and development          1,020,622       744,113      2,716,257     2,079,689
    Selling and administrative        2,023,988     1,769,385      5,274,694     4,559,038
    Interest expense                    141,890       113,312        326,627       221,462
    Interest and capital gain income    (85,826)      (66,490)      (268,049)     (201,694)
    Other expense, net                   (1,928)       (9,909)        27,122        14,450
                                    -----------    ----------    -----------   -----------
                                     10,354,276     8,282,600     26,871,895    23,530,169
                                    -----------    ----------    -----------   -----------

Income before income taxes            2,068,985     1,340,181      5,273,480     3,874,412

Income taxes                            826,933       490,368      2,034,292     1,486,174
                                    -----------    ----------    -----------   -----------
Net income                          $ 1,242,052    $  849,813    $ 3,239,188   $ 2,388,238
                                    ===========    ==========    ===========   ===========
Income per share
  (primary and fully diluted)       $      0.11    $     0.08    $      0.29   $      0.22
                                    ===========    ==========    ===========   ===========


      See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                     NINE MONTHS ENDED AUGUST 31,
                                                    -------------------------------
                                                         1997            1996
                                                   -------------      -------------
Cash flows from operating activities
    Net income                                        $3,239,188         $2,388,238
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                  1,314,768            554,156
        Loss on disposal of assets                        37,185             16,066
        Deferred taxes                                    74,824            366,105
        Compensation - stock options                       7,311             31,032
        Changes in assets and liabilities
         (Increase) decrease in accounts receivable   (4,652,561)         1,253,133
         (Increase) decrease in income tax deposits      188,786            (24,516)
            (inclusive of tax benefits derived from
             exercise of options/warrants)
          Increase in inventories                     (1,810,869)        (1,923,353)
          Increase in prepaid expenses and other         (58,524)          (584,911)
          Increase (decrease) in accounts payable      1,360,558         (1,025,367)
          Increase in accrued payroll and related        142,322              8,927
          Increase (decrease) in accrued expenses         93,616           (148,368)
          Increase in accrued warranty reserve            45,000                  -
          Increase in income taxes payable                     -              1,808
          Decrease in customer deposits                  (68,000)                 -
                                                     -----------         ----------
                    Net cash provided by (used in)
                       operating activities              (86,396)           912,950
                                                     -----------         ----------
Cash flows from investing activities
    Capital expenditures                              (1,430,038)        (3,573,030)
    Payments received on note receivable                       -             45,000
    Proceeds from sale of assets                               -             10,116
    Other                                                 (5,957)            (8,200)
                                                     -----------         ----------
                    Net cash used in investing
                       activities                     (1,435,995)        (3,526,114)
                                                     -----------         ----------







      See accompanying notes to these consolidated financial statements.

                      PLASMA-THERM, INC. AND SUBSIDIARY

                                  (UNAUDITED)


                                                       NINE MONTHS ENDED AUGUST 31,
                                                       -----------------------------
                                                            1997              1996
                                                       -----------       -----------
Cash flows from financing activities
    Proceeds from issuance of notes payable            1,000,000          3,118,900
    Principal payments on notes payable                 (484,175)          (342,836)
    Principal payments under capital lease obligations   (59,958)           (54,074)
    Net issuances under line of credit agreements      2,000,000                  -
    Proceeds from exercise of stock options
      and warrants                                     1,286,205            163,670
                                                     -----------        -----------
                     Net cash provided by
                        financing activities           3,742,072          2,885,660
                                                      -----------       -----------

                    Net increase in cash and
                        cash equivalents               2,219,681            272,496
                                                     -----------        -----------
Cash and cash equivalents, beginning of period         5,266,279          5,058,718
                                                     -----------        -----------
Cash and cash equivalents, end of period             $ 7,485,960        $ 5,331,214
                                                     ===========        ===========



      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1997 AND NOVEMBER 30, 1996
                                  (UNAUDITED)



NOTE 1   BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1997 and November 30, 1996 and the results of operations and cash flows for the nine months ended August 31, 1997 and 1996.

         The results of operations for the nine months ended August 31, 1997 and 1996 are not necessarily indicative of results for the full year.

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

NOTE 3   INVENTORIES

         Inventories consist of the following:

                                                             August 31,                  November 30,
                                                           -------------                -------------
                                                               1997                          1996
                                                           -------------                -------------
         Raw materials                                     $  6,897,398                  $ 6,085,531
         Work-in-process                                      2,292,337                    1,835,722
         Finished goods                                         579,754                       37,367
                                                          -------------                  -----------
                                                          $   9,769,489                  $ 7,958,620
                                                          =============                  ===========

NOTE 4   INCOME PER SHARE

         Earnings per share is computed based on the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents. The primary and fully diluted income per share are the same for all periods presented. The following is the weighted average outstanding share information.


                                                        Three Months Ended August 31,
                                                 --------------------------------------------
                                                      1997                         1996
                                                 ---------------              ---------------
         Primary                                    11,155,358                  10,828,856
         Fully Diluted                              11,325,636                  10,850,732



                                                         Nine Months Ended August 31,
                                                 ---------------------------------------------
                                                       1997                         1996
                                                 ---------------              ---------------
         Primary                                    11,338,561                  10,724,165
         Fully Diluted                              11,418,420                  10,832,280


NOTE 5   SHORT-TERM AND LONG-TERM BORROWINGS

         In April, 1997 the Company increased its existing line of credit with its bank from $3,000,000 to $7,000,000. The term of the line of credit agreement is through April, 1998. Interest is payable monthly at the one month LIBOR rate plus 2% (7.69% at August 31, 1997). The line is collateralized by accounts receivable.

         In April, 1997 the Company executed a $1,000,000 term loan with its bank. The loan is payable in monthly installments of $27,778 plus interest at the one month LIBOR rate plus 2.25% (7.94% at August 31, 1997) through April 2000. The note is secured by various research and development equipment.

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

NOTE 6   1995 STOCK INCENTIVE PLAN

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

NOTE 7   NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Net sales of $12,423,261 for the third quarter of 1997 increased by 29% from net sales of $9,622,781 for the third quarter of 1996. For the first nine months of 1997, the Company reported net sales of $32,145,375, which was 17% higher than net sales of $27,404,581 for the first nine months of 1996. The increase in net sales for both the third quarter and first nine months was attributable to higher product demand and sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock(R) ICP Series began in fiscal 1996. Total sales related to these products in the third quarter of 1997 and 1996 were $8,456,025 (68% of net sales) and $5,473,875 (57% of net sales), respectively. Total sales related to these products in the first nine months of 1997 and 1996 were $19,569,959 (61% of net sales) and $12,849,197 (47% of net sales), respectively.

        Cost of products sold of $7,255,530 for the third quarter of 1997 was 58% of net sales, compared to $5,732,189 for the third quarter of 1996 which was 60% of net sales. Cost of products sold of $18,795,244 for the first nine months of 1997 was 58% of net sales, compared to $16,857,224 for the first nine months of 1996 which was 62% of net sales. The decrease in cost of products sold as a percentage of net sales for the third quarter and first nine months of 1997 was due to increased sales of the new product lines described in the previous paragraph which have higher margins than the Company's other product lines.

        Research and development expense for the third quarter of 1997 and 1996 was $1,020,622 and $744,113, respectively, which was 8.2% and 7.7% of net sales, respectively. Research and development expense for the first nine months of 1997 and 1996 was $2,716,257 and $2,079,689, respectively, which was 8.4% and
7.6% of net sales, respectively. In 1997 several research and development programs have been implemented to enhance development efforts in the Company's target markets. In addition, as new products and technology continue to be introduced, total dollars expended on research and development are expected to increase.

        Selling and administrative expense was $2,023,988 for the third quarter of 1997, up from $1,769,385 for the third quarter of 1996 which was 16.3% and 18.4% of net sales, respectively. Selling and administrative expense for the first nine months of 1997 was $5,274,694, up from $4,559,038 for the first nine months of 1996 which was 16.4% and 16.6% of net sales, respectively. The total dollar increase in selling and administrative expense for the third quarter and first nine months of 1997 relate primarily to the marketing initiatives which began in the second quarter of 1997 and have resulted in higher expenditures associated with payroll, travel, conventions, and advertising. As a percentage of net sales, total expenditures have decreased for the quarter and first nine months of 1997 over 1996. This is the result of certain overhead expenditures increasing at a lower rate than the increase in sales.

        Income before income taxes for the third quarter of 1997 was $2,068,985, an increase of $728,804 from $1,340,181 earned the third quarter of 1996. Net income per share was $.11 for the third quarter of 1997, an increase of $.03 from $.08 for the third quarter of 1996. Income before income taxes for the first nine months of 1997 was $5,273,480, an increase of $1,399,068 from $3,874,412 earned the first nine months of 1996. Net income per share was $.29 for the first nine months of 1997, an increase of $.07 from $.22 for the first nine months of 1996. The primary reasons for the increase for both the third quarter and first nine months of 1997 relate to increased net sales with higher margins as described in the previous paragraphs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

        Working capital at August 31, 1997 was $21,362,052 which is an increase of $5,043,322 over $16,318,730 at November 30, 1996. Working capital in 1997 benefited from, among other things, funds provided by the Company's increased earnings from its operations in the first nine months of 1997. See the following discussion of material changes in assets and liabilities from November 30, 1996 to August 31, 1997 which further supplements this commentary on working capital.

        Net cash used in operating activities in the first nine months of 1997 was ($86,396). The net use of cash of ($86,396) consisted of various components, including net income in the first nine months of 1997 of $3,239,188 which is a source of cash, increased by depreciation and amortization (which are noncash expenses) totaling $1,314,768, an increase in accounts receivable of ($4,652,561) which is a use of cash, an increase in inventories of ($1,810,869) which is a use of cash, and an increase in accounts payable of $1,360,558 which is a source of cash. The 58% increase in accounts receivable was primarily related to the timing of sales and related payments, in addition to increased revenue over the prior year discussed in a previous paragraph. The 23% increase in inventories was primarily due to an increase in purchases to meet increased shipment schedules for the remaining quarter of 1997 and first quarter of 1998. The Company's backlog at August 31, 1997 was approximately $19,000,000 million, which is a 58% increase over the backlog at November 30, 1996 of approximately $12,000,000; therefore, a further increase in inventory is expected. The 61% increase in accounts payable related primarily to an increase in inventory purchases described in the previous sentence.

        Net cash used in investing activities for the first nine months of 1997 was $1,435,995. The Company incurred $1,430,038 in capital expenditures, of which approximately $1,248,000 was for the construction and purchase of various lab equipment to be used in research and development. The remaining expenditures of approximately $182,000 relate primarily to the purchase of various production and computer equipment.

        Net cash provided by financing activities for the first nine months of 1997 was $3,742,072. Cash used for financing activities included the principal repayment of $544,133 of notes payable and capital lease obligations. Cash provided by financing activities included a

$1,000,000 term loan to be used to purchase research and development equipment (See Note 4 to the Consolidated Financial Statements) and net receipts on the line of credit of $2,000,000. Additionally, the Company received $1,286,205 from the exercise of stock options and warrants.

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

        The Company relies on distributors' and representatives, which complement its direct sales and service staff, to sell and service its products in various geographic locations. Should these sales and service channels be rendered ineffective, it could materially impact the Company's business. Some of the Company's competitors have more extensive direct sales and service locations in the Company's distributor's and representatives' channels, which could provide these competitors with a competitive advantage in certain geographic areas.

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

                          PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a)     Exhibits.


                10.46 License Agreement Amendment dated August 2, 1997 between the Registrant and Robert Bosch GmbH

                27        Financial Data Schedule (for SEC use only)


      (b)     Reports on Form 8-K.

              No reports on Form 8-K were filed during the third quarter of fiscal 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PLASMA-THERM, INC.





Date:  September 10, 1997            By: /s/ STACY WAGNER
                                        ------------------------------------
                                     Stacy Wagner
                                     V.P. of Finance and Administration,
                                     Controller



Date:  September 10, 1997            By: /s/ RONALD S. DEFERRARI
                                        ------------------------------------
                                     Ronald S. Deferrari
                                     President, Chief Operating Officer

                                 EXHIBIT INDEX


EXHIBIT                                                         METHOD OF FILING


 10.46           License Agreement Amendment dated August 2, 1997
                 between the Registrant and Robert Bosch GmbH            *

 27.             Financial Data Schedule (for SEC use only)              *






* Filed electronically herewith.