Form 10-K
period 1997-11-30
PLASMA THERM INC
filed 1998-01-20
CIK 354452

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1997

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ---             SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------  ----------------

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

As of January 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58,128,494.*

As of January 9, 1998, 11,134,561 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on May 5, 1998 are incorporated by reference in Part III.

























*Calculated by using the applicable closing trade price and by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Plasma-Therm, Inc., together with its subsidiary, (collectively, the "Company") is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the compound semiconductor, thin film head, photomask, microeletectromechanical (MEMS) and flat panel display industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives. The Company is a Florida corporation and was founded in 1975.


RECENT DEVELOPMENTS

       Fiscal year ended November 30, 1997 showed continued strong interest in the Versalock 700 family of cluster tools. Solid sales were observed in the thin film head, compound semiconductor, and photomask markets. This increase in demand for the Versalock 700 products resulted from both the move to production systems with current customers, as well as the development of new processes on the Versalock 700.

       Additionally, the Inductively Coupled Plasma source (ICP) has been well accepted in the market place for a number of advanced etch processes. This acceptance has been well received in the Company's four served markets, compound semiconductor, thin film head, photomask, and MEMS, resulting in increases in both Shuttlelock(R) 770 and Versalock(R) 770 sales.

       All four served markets contributed to the improved financial performance in 1997. Photomask systems sales and bookings increased significantly, as dry etch is becoming a necessary technology for advanced reticle fabrication. This market is primarily supported by Versalock(R) 770 systems. Additionally, the first Versalock(R) 770 systems for advanced compound semiconductor device production were shipped to a major US manufacturer during 1997. Thin film head production orders were also strong in 1997, as Versalock(R) 700 systems were shipped both to existing and new customers in this high growth area. Lastly, the Shuttlelock(R) 770 ICP etcher has provided the MEMS community with a cost effective development system for manufacture of these products.

       A significant new technology developed and sold during 1997 was High Density Plasma deposition (HDP). This improved method for deposition utilizes the basic ICP reactor to deposit advanced thin films for a number of applications. Users of this advanced technology realize a number of important benefits to their existing methods of manufacturing, with the applications of this new technology initially being focused on the thin film head and compound semiconductor markets.

PLASMA-THERM PRODUCT LINES

       The Company manufactures various product lines that perform thin film etching and deposition. Several products utilize batch processing in which wafers or substrates are placed into the plasma chamber and processed simultaneously. Also, the Company's products permit single wafer or substrate processing.

       The Company's thin film etching systems provide a combination of Reactive Ion Etching (RIE), Plasma-Etching (PE), and Inductively Coupled Plasma (ICP) capability, which permits advanced process applications for the Photomask, Thin Film Head, compound semiconductor, and Microelectromechanical (MEMS) markets.

       The Company also offers Plasma Enhanced Chemical Vapor Deposition (PECVD) and High Density Plasma (HDP) systems for depositing thin films for use in the same four served markets.

       The Company's plasma systems are divided into two groups. The batch group consists of three products lines: (1) 790 Series, (2) Shuttlelock(R) Series, and
(3) the 7000 Series. The automated group of products consists of the Versalock(R) 700 Series. These groups of products permit our customers to go from research and development to pilot production and then on to high volume manufacturing, utilizing the Company as their primary supplier.

       The batch product lines are marketed as related products to a wide range of industries (see Item 1, Business, General). They are modular in design with components that are largely interchangeable. The automated group of products are targeted specifically to high volume manufacturers of thin film heads, compound semiconductors, MEMS devices, and Mask fabricators.

       In addition to plasma systems, the Company produces specialty power subsystems and devices.

790 Series

       The 790 Series RIE, PECVD and ICP plasma system are widely accepted research and development plasma processing systems. The 790 Series has been successful in the marketplace as the successor to the System VII 70 and 700 Series. The 790 Series is primarily used for advanced research and development and pilot production of compound semiconductor devices.

Shuttlelock(R) Series

       The Shuttlelock(R) Series RIE, PECVD, and ICP plasma systems continue to be successful products. The Shuttlelock(R) is a loadlocked, single or dual chamber plasma processing system. The loadlock allows the processing chambers to remain under vacuum, thus permitting increased process integrity. The Shuttlelock(R) Series is used for pilot production and production of compound semiconductor devices, opto-electronics, and MEMS systems.

7000 Series

       The 7000 Series RIE and PECVD systems were originally introduced in 1987 and received a complete redesign in 1995. This series of manually loaded plasma systems are unique because of their 24 inch diameter electrode areas. This feature makes the product attractive for use on either large area substrates or large load batches of medium or small substrates. The 7000 Series is primarily used for high volume manufacturers of thin film heads and compound semiconductor devices.

Versalock(R) 700 Series

       The Versalock(R) 700 Series RIE, PECVD, and ICP plasma systems are the Company's newest products. The Versalock(R) 700 is the Company's first plasma system platform where multiple product generations will be developed using the same substrate handling mechanisms. The Versalock(R) 700 has a central handler that permits up to three processing modules. The Versalock(R) 700 is available with manual or cassette-to-cassette capability allowing it to meet advanced research and development and volume production requirements of the compound semiconductor, thin film head, photomask, and MEMS system markets.

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

       During fiscal years ended November 30, 1997, 1996 and 1995, the Company spent approximately $3,725,000, $2,880,000 and $2,570,000, respectively, for research and product development.

       No assurance can be given that the Company will be technologically or commercially successful in these or in any other research and product development efforts. As of November 30, 1997, 33 employees were engaged primarily in research and product development activities.


MARKETING, SALES AND SERVICE

       In the United States, the Company sells its products through a combination of direct sales (West Coast, Central, and East Coast) and one manufacturer's representative. Service is provided directly with locations throughout the U.S. near customer sites.

       A substantial portion of the Company's markets is outside of the United States. In Japan, the Company distributes its products exclusively through its distributor, Hakuto Co., Ltd., located in Tokyo. Hakuto purchases the Company's products for resale for its own account and provides sales and service through several locations in Japan.

       Sales of the Company's products in Europe are handled through a network of manufacturer's representatives managed by the Company's direct sales office located in Somerset, England. Service is provided by locations throughout Europe.

       In the Far East (other than in Japan), sales are handled exclusively by manufacturer's representatives. Far Eastern service is supported by the manufacturer's representatives and the Company directly.

       The Company's marketing efforts include the operation of a process demonstration laboratory in Florida. This laboratory is used for process demonstration, customer support, and advanced development. Additionally, 1997 represented the year for significant increases in marketing efforts in all target markets through the growth of a strategic marketing group. This department is responsible for both tactical and strategic marketing efforts and supports the company internationally.

       The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:


                                            YEAR ENDED NOVEMBER 30,
                                      -----------------------------------
                                        1997          1996         1995
                                      --------      --------     --------
Area Revenues
-------------
Domestic .....................           73%           61%           69%
Foreign ......................           27%           39%           31%
                                        ---           ---           ---
   Total                                100%          100%          100%


Product Revenues
----------------
Plasma systems (1) ...........           95%           94%           94%
Other (2) ....................            5%            6%            6%
                                        ---           ---           ---
    Total                               100%          100%          100%

See Note 8 to the Consolidated Financial Statements for additional foreign and domestic operations and export sales information.

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

       Sales to Hakuto Co., Ltd., the Company's current Japanese distributor (since September 1995), amounted to 9% and 8% of total revenues in 1997 and 1996, respectively. Sales to Nissin Hi-Tech, Inc./Nissin Electric Co., Ltd., the Company's Japanese distributor until August 1995, amounted to 7% of total revenues in 1995.

Backlog

       The Company's backlog, as of November 30, 1997 and 1996 was approximately $19,000,000 and $12,000,000, respectively. Backlog orders consist solely of those systems for which a delivery schedule has been specified and to which the customer has been assigned a purchase order number. Orders generally are subject to cancellation by the customer upon payment of charges which vary depending on the nature of the order and the timing of the cancellation. It is expected that substantially all of the November 30, 1997 backlog will be shipped during fiscal year 1998.

COMPETITION

Batch Products

       The Company experiences substantial competition for all of its batch products. Competition derives mainly from two European companies, Oxford Plasma Technology and Surface Technology Systems (STS). Due to the Company's locally available Applications Laboratory and substantially larger service organization and installed base, the Company believes that it maintains competitive advantages in selling its products in the United States. Conversely, the Company experiences significantly greater competition in Europe and Japan because of its competitors' locations.

Automated Products

       The competition for the Versalock(R) 700 system is Surface Technology Systems (STS).

       Principal competitive factors include system performance, cost of ownership, size of installed base, diversity of product line and overall customer support. The Company's competitors have experience with complex high-volume manufacturing and financial, technical, and marketing resources. Therefore, there can be no assurance that the Company's competitors will not develop systems and features that are superior to the Company's.

EMPLOYEES

       As of November 30, 1997, the Company had 181 full-time employees, 143 of whom are employed in Florida, 19 in New Jersey, 5 in Europe, with the remaining 14 located in its sales and service offices throughout the United States. Of such employees, 23 are executive or administrative, 40 are sales and service, 85 are manufacturing and 33 are research and development personnel. Management believes, that in general, its employee relations are good. The Company currently does not have any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY AND KEY EMPLOYEES

Executive Officers

          The executive officers of the Company are as follows:


         NAME                 AGE  POSITION
         ----                 ---  --------
         Ronald H. Deferrari  57   Chairman of the Board,
                                   Chief Executive Officer, Treasurer,
         Ronald S. Deferrari  34   President, Chief Operating Officer

         Edmond A. Richards   47   Vice President of Engineering

         Stacy L. Wagner      34   Vice President of Finance & Administration

         W. Nicholas Goetz    38   Vice President, Corporate Secretary

         Dr. Jay Sasserath    35   Vice President of Strategic Marketing


       Ronald H. Deferrari is the founder of the Company and the father of Ronald S. Deferrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

       Ronald S. Deferrari was elected President in June 1995 and has been employed with the Company in various capacities since 1983. Mr. Deferrari was appointed Chief Operating Officer in 1993. Prior to his current position, he was Executive Vice President and Director of Sales and Marketing.

       Edmond A. Richards, PE, was elected Vice President of Engineering in October 1996. Mr. Richards has been Director of Engineering since 1994 and has been employed with the Company for twenty years. Since 1991 Mr. Richards has held various engineering management positions and prior to this date, he served as General Manager of the Company for 11 years.

       Stacy L. Wagner, CPA, was elected Vice President of Finance in June 1995 and has been with the Company since July 1993. In August 1997 Ms. Wagner was elected Vice President of Finance and Administration. Prior to joining Plasma-Therm, Ms. Wagner was employed in the audit division with Grant Thornton and Coopers & Lybrand.

       W. Nicholas Goetz was elected Vice President and Corporate Secretary in August 1997. Prior to joining the Company, Mr. Goetz was employed for over ten years by the Acacia Group-Acacia Life Insurance Company in Washington D.C. where he held the position of Vice President and Assistant Secretary.

       Dr. Jay Sasserath was elected Vice President of Strategic Marketing in January 1998, and has been employed with the Company since December, 1996. Prior to coming to Plasma-Therm, he held various management positions in marketing and technical areas at Materials Research Corporation in New York.

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

       Lynn Ochs, Director of Sales, has been employed with the Company since January, 1996. Mr. Ochs brings 20 years of semiconductor capital equipment experience to the Company, having held similar positions at Applied Materials, Perkin-Elmer and Bruce Technologies.

       Robert Wendland, Director of Operations, has been employed with the Company since January 1997. Prior to joining the Company, Mr. Wendland was employed for over twenty years with various positions in manufacturing and operations, most recently as Director of Operations in the medical device and commercial electronics industry.

       John Sheridan, Director of Customer Service, has been employed with the Company since January 1996. Prior to joining the Company, Mr. Sheridan held various management positions in customer service and technical marketing.

ITEM 2. PROPERTIES

       The Company's executive offices, manufacturing and product development facilities are located in a 60,000 square foot building in St. Petersburg, Florida which was constructed in June 1996. The Company holds a mortgage on the building, payable in monthly installments of $33,235, including interest at 8.5% through July 2001. A balloon payment is due at the end of the term. The loan is collateralized by the land, the building and its contents.

       In December 1997 the Company purchased 1.4 acres (60,530 sq. ft.) of land adjacent to its current 60,000 square foot facility for $226,975. Contingent upon board approval, the Company plans to construct a 28,000 square foot building on this land to be used for additional research and development and office space. Anticipated completion date is the end of fiscal year 1998.

       The Company's subsidiary, Magnetran, Inc., operates in one facility located in New Jersey. Magnetran, Inc. entered into a 5 year gross lease with the Company's CEO, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. The aggregate rentals paid to the CEO for all leases for the years ended November 30, 1997, 1996 and 1995, were approximately $92,000, $90,000 and
$87,000, respectively.


ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that is expected to have a material adverse effect on the Company or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded on the NASDAQ National Market under the symbol PTIS. The following table sets forth the range of high and low trade prices for the Common Stock for fiscal 1996 and 1997 as reported by NASDAQ. The Company began trading on the NASDAQ National Market on June 6, 1996 and previously traded on the NASDAQ SmallCap Market. As of January 9, 1998, the closing price of the Company's Common Stock was $6-7/16.


         FISCAL 1996           HIGH                 LOW
         -----------       ------------        -------------
         First quarter       $  3-1/4             $       2
         Second quarter       4-11/16                 2-1/8
         Third quarter        5-11/16                 3-1/4
         Fourth quarter         4-3/4               2-13/16

         FISCAL 1997           HIGH                 LOW
         -----------       ------------        -------------
         First quarter      $ 6-11/16            $  3-9/16
         Second quarter        6-5/16              3-11/16
         Third quarter          8-7/8               5-1/16
         Fourth quarter      12-13/16                7-3/8

       As of January 9, 1998, there were 596 record holders of the shares of Common Stock.

       There have been no dividends declared during 1997. The Company entered into a new loan agreement with NationsBank of Florida, N.A. (NationsBank) in April 1997. That agreement contains covenants which relate to the Company's operating performance and financial condition, including a tangible net worth ratio not to exceed 1 to 1 and a minimum cashflow ratio (as defined) of 2 to 1. As of November 30, 1997 and during the fiscal year the Company has been in compliance with these and other financial covenants. Under the most restrictive of these covenants, as of November 30, 1997 the Company has retained earnings available for dividend distribution of approximately $17,800,000.

ITEM 6. SELECTED FINANCIAL DATA

                                          YEARS ENDED NOVEMBER 30,
                      ----------------------------------------------------------------
                         1997         1996         1995        1994           1993
                      ----------  -------------  --------  -------------  ------------
                                  (In thousands, except per share amounts)
Statement of
 Operations:
  Revenues               $44,445        $37,862   $29,612        $23,318       $16,401
  Net Income               4,661          2,994     1,089          1,963           233
  Net Income per
    common share             .41            .28       .10            .22(1)        .03

(1) Includes .04 increase (from .18 to .22) as a result of the cumulative effect of adopting SFAS 109.



                                  YEARS ENDED NOVEMBER 30,
                      ------------------------------------------------
                        1997      1996      1995      1994      1993
                      --------  --------  --------  --------  --------
                          (In thousands, except per share amounts)
Balance Sheet at end
 of period:

Working Capital        $22,486   $16,319   $15,102   $10,114   $ 7,647

Total assets            39,607    31,475    26,909    16,583    10,824

Total long-term
 obligations             3,671     3,589     1,147       811        66

Shareholders' Equity    28,685    22,219    18,972    11,105     8,623

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The dollar amounts referenced throughout this section are approximations, rounded to the nearest ten thousand ($10,000). References to years are to the Company's fiscal years ended November 30 of the year referred to.

RESULTS OF OPERATIONS

Comparison of Fiscal 1997 and Fiscal 1996

       For 1997 the Company reported net sales of $44,440,000, 17% higher than net sales of $37,860,000 for 1996. The increase in net sales was attributable to higher product demand and increased sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock(R) (770) ICP Series began in 1996. Total sales related to Versalock(R) 700 Series in 1997 and 1996 was $20,540,000 and $16,210,000,
respectively. Total sales related to the Shuttlelock(R) (770) ICP Series in 1997 and 1996 was $7,240,000 and 2,390,000, respectively. These products combined, represented 62% and 49% of net sales in 1997 and 1996, respectively.

       Cost of products sold of $25,690,000 for 1997 was 58% of net sales, compared to $23,480,000 for 1996, representing 62% of net sales. The percentage decrease was primarily due to a combination of increased sales of the Company's most profitable product line, the Versalock(R) 700 Series and an increase in average gross margin for both the Versalock(R) 700 Series and Shuttlelock(R)
(770) Series. In addition, other manufacturing costs as a percentage of net sales decreased slightly from 1996 to 1997 which is primarily the result of improved operating efficiencies.

       Also included in cost of products sold was a provision for warranty costs and inventory obsolescence totaling $430,000 and $1,200,000 in 1997 and $660,000 and $390,000 in 1996, respectively. The $230,000 decrease in warranty costs and $810,000 increase in inventory obsolescence was primarily the direct result of the discontinuance of the Clusterlock(R) 7000 series product line in 1997. As of November 30, 1997, the Company had no material warranty obligations related to this product line. Furthermore, the Company's increase in net sales in 1997 did not result in a corresponding increase in the warranty provision because the increase in net sales related primarily to the Company's newest products, the Versalock(R) 700 series and Shuttlelock(R) (770) ICP series which have lower warranty costs as compared to the Company's other products. Of the $1,200,000 provision for inventory obsolescence in 1997, $670,000, representing 2.6% of cost of products sold, related to the discontinuance of Clusterlock(R) 7000 series. The remaining $530,000 provision was 2% of cost of products compared to $390,000 for 1996 which was 1.7% of cost of products sold. The Company's warranty reserves and inventory provisions are determined by management considering among other factors, an ongoing analysis of the Company's actual costs and product lines and industry experience.

       Research and development expenses for 1997 were $3,730,000 compared to $2,880,000 in 1996, which were 8.4% and 7.6% of net sales, respectively. In 1997 several research and development programs were implemented to enhance development efforts in the Company's target markets. In addition, as new products and technology continue to be introduced, total dollars expended on research and development are expected to increase.

       Selling and administrative expenses for the year ended November 30, 1997 were $7,340,000, up from $6,540,000 for the year ended November 30, 1996 which were 16.5% and 17.3% of net sales, respectively. The slight decrease in the percentage was the result of certain overhead expenditures increasing at a lower rate than the increase in sales. Although selling and administrative expense as a percentage of net sales decreased slightly from 1996 to 1997, total dollars expended increased by $800,000. This increase related primarily to the marketing initiatives which began in the second quarter of 1997 resulting in higher expenditures associated with payroll, travel, conventions, and advertising.

       Income before income taxes for 1997 was $7,540,000, an increase of $2,690,000 or 55.3%, from $4,850,000 earned in 1996. Net income increased $1,667,000, or 55.7%, from $2,994,000 for 1996 to $4,661,000 for 1997. Net income per share was $.41 for 1997, an increase of $.13 from $.28 for the year ended November 30, 1996. Additionally, net income for 1997 and 1996 was 10.5% and 7.9% of net sales, respectively. The components of this increase are described above.

       Effective December 1, 1996, management elected to continue using the method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option awards granted to employees. As a result, Statement of Accounting Standards No. 123 (SFAS No. 123), "Accounting or Stock-Based Compensation" proforma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had no effect on the Company's financial statements except for the required pro forma disclosures (See Note 4 to the Consolidated Financial Statements).

       Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued by the Financial Accounting Standards Board which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

       SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. The Company plans to adopt SFAS No. 131 in 1999 which has a possible impact only to the Company's disclosure information and not its results of operations.


Comparison of Fiscal 1996 and Fiscal 1995

       For 1996 the Company reported net sales of $37,860,000, 28% higher than net sales of $29,610,000 for 1995. The increase in net sales was attributable to higher product demand and sales of the Company's newest products, the Versalock(R) 700 Series and the Shuttlelock(R) (770) ICP Series. Sales of the Versalock(R) 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock(R) (770) ICP Series began in fiscal 1996. Total sales related to Versalock(R) 700 Series in 1996 and 1995 was $16,210,000 and $2,560,000,
respectively. Total sales related to the Shuttlelock(R) (770) ICP Series was $2,390,000 in 1996.

       Cost of products sold of $23,480,000 for 1996 was 62% of net sales, compared to $20,240,000 for 1995 which was 68% of net sales. The decrease was primarily due to a combination of higher margins related to the sales of the Versalock(R) 700 Series in 1996 and lower margins on the Clusterlock(R) 7000 sales in 1995.

       For comparative purposes and to be consistent with the Company's peer groups, in 1995 and 1994 field service costs, including warranty, were reclassified entirely from selling and administrative to cost of products sold.

       Warranty expense in 1996 was $660,000 as compared to $1,200,000 in 1995. A large component of the $540,000 difference between the years related to a provision established in 1995 for Clusterlock(R) 7000 systems sold. In 1996 the Clusterlock(R) 7000 sales were substantially lower. The Company's increase in net sales in 1996 did not result in a corresponding increase in warranty provision because the increase in net sales related primarily to the Versalock(R) 700 series which has lower warranty costs compared to the Clusterlock(R) 7000 and certain other of the Company's products.

       Also included in cost of products sold in 1996 and 1995 was a provision for inventory obsolescence of $390,000 and $340,000, respectively.

       Research and development expenses for 1996 were $2,880,000 compared to $2,570,000 in 1995, which were 8% and 9% of net sales, respectively. Although the percentage of research and development expense to net sales decreased slightly, total dollars spent increased by $310,000. A portion of research and development expenses are fixed costs; therefore the percentage as it relates to net sales is lower in fiscal 1996 as compared to fiscal 1995 since net sales increased significantly by 28% from 1995 to 1996.

       Selling and administrative expenses for the year ended November 30, 1996 were $6,540,000 up from $5,090,000 for the year ended November 30, 1995 which were 17% of net sales for both years. A portion of the dollar increase related to increased sales volume and costs associated with the move to the Company's new manufacturing facility in June, 1996. In addition, $270,000 related to termination payments which will be paid in 1997 and 1998, to a former officer of the Company under his employment agreement. Also, in 1996 commissions paid to international sales representatives amounted to $950,000, a $550,000 increase over 1995 commissions of $400,000. The increase in international sales representative commissions directly related to a 60% increase in international sales from $9,190,000 to $14,760,000 in 1996. In addition, foreign sales as a percentage of total sales increased 8% from 31% in 1995 to 39% in 1996.

       Income before income taxes for 1996 was $4,850,000, an increase of approximately $3,050,000 or 170%, from $1,800,000 earned in 1995. Net income increased $1,905,000 or 175%, from $1,089,000 for 1995 to $2,994,000 for 1996.
Net income per share was $.28 for 1996, an increase of $.18 from $.10 for the year ended November 30, 1995. The components of this increase are described above.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

       Working capital at November 30, 1997 was $22,490,000, which is an increase of $6,170,000 over $16,320,000 at November 30, 1996. Working capital in 1997 benefited from, among other things, funds provided by the Company's increased earnings from its operations in 1997. See the following discussion of the Company's cash position which also supplements this commentary on working capital.

       Cash at November 30, 1997 was $5,400,000 which is an increase of $130,000 over $5,270,000 at November 30, 1996. The primary components of this increase are described herein. The following discussion highlights certain aspects of the Company's cashflow activities impacting cash along with certain related balance sheet line items. The activities to be discussed are as follows:


                                    NET CASH PROVIDED BY
                                         (USED IN)
                                ----------------------------
                                    1997           1996         INC(DEC)
                                -------------  -------------  -------------
         Operating Activities      $(280,000)     $4,010,000   $(4,290,000)
         Investing Activities     (2,290,000)     (5,560,000)    3,270,000
         Financing Activities      2,700,000       1,760,000       940,000

       Net cash used in operating activities in 1997 was ($280,000) compared to net cash provided by operating activities of 4,010,000 in 1996. This ($4,290,000) change, which is a decrease, is composed of the increase in net income in 1997 compared to 1996 of $1,670,000 and the increase in depreciation and amortization of $940,000, offset by changes in operating assets and liabilities, including ($5,550,000) increase in the change in accounts receivable, ($2,020,000) increase in the change in inventories, $1,610,000 increase in the change in accounts payable, and ($440,000) decrease in the change in customer deposits between the years.

       Depreciation and amortization was $1,870,000 in 1997 compared to $930,000 in 1996, a $940,000 increase. Approximately $1,150,000 and $750,000 of self-constructed and purchased research and development equipment, respectively, was added in 1997 to be used in the development efforts in the Company's target markets discussed previously. The majority of the equipment is being depreciated over a three year life.

       Accounts receivable increased by $5,710,000 at November 30, 1997 to $13,760,000 from $8,050,000 at November 30, 1996, due primarily to increased sales and the timing of sales and related payments.

       Inventories increased by $1,920,000 at November 30, 1997 to $9,880,000 from $7,960,000 at November 30, 1996. The increase was principally due to purchases required for the increased level of sales orders. The Company's backlog at November 30, 1997 was approximately $19,000,000, which is a 58% increase over the backlog at November 30, 1996 of approximately $12,000,000.

       Accounts payable increased by $920,000 at November 30, 1997 to $3,140,000 from $2,220,000 at November 30, 1996 due to a higher level of purchases associated with the increased sales volume and backlog.

       At November 30, 1997 no customer deposits were recorded as compared to $220,000 recorded at November 30, 1996. The 1996 balance is comprised of a prepayment from one customer which was subsequently recorded as revenue in 1997.

       Net cash used in investing activities for 1997 was $2,290,000 compared to $5,560,000 in 1996. This $3,270,000 change, which is a decrease, relates primarily to capital expenditures. The Company incurred capital expenditures of $2,310,000 in 1997, of which $1,900,000 was for the construction and purchase of various lab equipment to be used in research and development. The remaining $410,000 is comprised of various production and computer equipment. The Company incurred capital expenditures of $5,380,000 in 1996, of which $2,980,000 was for the construction of the Company's new facility, $1,220,000 was for the construction of various lab equipment to be used in research and development, and $1,180,000 was for the purchase of manufacturing software, computer hardware, telephone system and inventory storage system.

       Net cash provided by financing activities for 1997 was $2,700,000 compared to $1,760,000 in 1996. This $940,000 change, which is an increase, relates to various factors including a decrease in the proceeds from the issuance of notes payable of ($2,120,000), an increase in the payments of long-term obligations of ($150,000), an increase in the proceeds under the line of credit agreements of $2,000,000, and an increase in the exercise of common stock and warrants of $1,210,000.

       In April, 1997 the Company increased its existing line of credit with its bank from $3,000,000 to $7,000,000. The term of the line of credit agreement is through May, 1998. Interest is payable monthly at the one month LIBOR rate plus 2% (7.97% at November 30, 1997). The line is collateralized by accounts receivable. As of November 30, 1997, $2,000,000 was outstanding under the line of credit. As of November 30, 1997, the Company's availability under the line of credit was reduced by $42,150 as a result of outstanding letters of credit, leaving an availability balance of $4,957,850.

       In April, 1997 the Company executed a $1,000,000 term loan with its bank. The loan is payable in monthly installments of $27,778 plus interest at the one month LIBOR rate plus 2.25% (8.22% at November 30, 1997) through April 2000. The note is secured by various research and development equipment.

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

       In December 1997 the Company purchased 1.4 acres (60,530 sq. ft.) of land adjacent to its current 60,000 square foot facility for $226,975. Contingent upon board approval, the Company plans to construct a new 28,000 square foot building on this land to be used for additional research and development and office space. Anticipated completion date is the end of fiscal year 1998.


FORWARD LOOKING INFORMATION

       From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements, including the forward-looking statements contained in this report. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but is not limited to the following:

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

       The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue. Following this review, the Company took corrective measures to resolve any problems associated with the Year 2000 issue, and the costs associated with such corrective measures were not material. Additionally, the Company does not interact electronically with either its customers or vendors. Accordingly, the Company does not anticipate that Year 2000 issues will have a material adverse affect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                        PAGE
                                                                        ----


Accountants' Report ............................................          20

Consolidated Financial Statements

      Balance Sheets - November 30, 1997, and 1996 .............          21

      Statements of Income - Years Ended
        November 30, 1997, 1996, and 1995 ......................          23

      Statements of Shareholders' Equity - Years Ended
        November 30, 1997, 1996, and 1995 ......................          24

      Statements of Cash Flows - Years Ended
        November 30, 1997, 1996, and 1995 ......................          25

      Notes to the Financial Statements ........................          27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Plasma-Therm, Inc.


We have audited the accompanying consolidated balance sheets of Plasma-Therm, Inc. and Subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma-Therm, Inc. and Subsidiary as of November 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.


                               GRANT THORNTON LLP



Tampa, Florida
January 16, 1998

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,


          ASSETS                                  1997                 1996
                                              -------------       -------------
Current assets
     Cash and cash equivalents                $   5,398,030       $   5,266,279
     Accounts receivable                         13,755,778           8,046,130
     Inventories                                  9,875,801           7,958,620
     Prepaid expenses and other                     414,521             326,883
     Deferred tax asset                             293,814             388,313
                                              -------------       -------------
       Total current assets                      29,737,944          21,986,225
                                              -------------       -------------

Property, plant and equipment
     Land                                           786,017             786,017
     Building                                     4,444,649           4,394,649
     Machinery and equipment                      7,678,097           6,026,387
     Leasehold improvements                         148,055             142,915
                                              -------------       -------------

                                                 13,056,818          11,349,968

     Less accumulated depreciation and            3,405,935           2,155,143
       amortization                           -------------       -------------
                                                  9,650,883           9,194,825
                                              -------------       -------------
Other assets                                        218,263             294,126
                                              -------------       -------------
                                              $  39,607,090       $  31,475,176
                                              =============       =============




       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,


          LIABILITIES                                    1997                 1996
                                                     ------------        ------------
Current liabilities
  Line of credit                                     $  2,000,000        $  1,000,000
  Current maturities of long-term obligations             723,968             524,901
  Accounts payable                                      3,141,397           2,223,826
  Accrued payroll and related                             651,505             676,674
  Accrued expenses                                        734,720           1,024,094
  Customer deposits                                            --             218,000
                                                     ------------        ------------
    Total current liabilities                           7,251,590           5,667,495
                                                     ------------        ------------
Long-term obligations                                   3,670,581           3,588,994
                                                     ------------        ------------


       SHAREHOLDERS' EQUITY

Shareholders' equity
  Common stock, $.01 par value (25,000,000
    shares authorized, 11,126,561 and
    10,396,061 shares issued and outstanding
    at November 30, 1997 and 1996, respectively)          111,267             103,962
  Additional paid-in capital                           16,695,253          14,897,446
  Retained earnings                                    11,878,399           7,217,279
                                                     ------------        ------------

                                                       28,684,919          22,218,687
                                                     ------------        ------------
                                                     $ 39,607,090        $ 31,475,176
                                                     ============        ============


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                            YEAR ENDED NOVEMBER 30,


                                       1997          1996            1995
                                   -----------    -----------    -----------

Net sales                          $ 44,444,657    $ 37,862,185    $ 29,611,625
                                   ------------    ------------    ------------

Costs and expenses
  Cost of products sold              25,689,816      23,480,636      20,236,670
  Research and development            3,725,465       2,880,226       2,569,700
  Selling and administrative          7,337,942       6,540,588       5,090,944
  Interest expense                      474,602         342,203         203,211
  Interest and other income, net       (321,382)       (235,843)       (284,699)
                                   ------------    ------------    ------------

                                     36,906,443      33,007,810      27,815,826
                                   ------------    ------------    ------------
Income before income taxes            7,538,214       4,854,375       1,795,799

Income taxes                          2,877,094       1,860,789         706,857
                                   ------------    ------------    ------------

Net income                         $  4,661,120    $  2,993,586    $  1,088,942
                                   ============    ============    ============

Income per share                   $       0.41    $       0.28    $       0.10
                                   ============    ============    ============


       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      THREE YEARS ENDED NOVEMBER 30, 1997

                                                                              ADDITIONAL
                                                                                PAID-IN           RETAINED
                                                   COMMON STOCK                 CAPITAL           EARNINGS
                                           -----------------------------   ---------------     --------------
                                                SHARES
                                                ISSUED         AMOUNT           AMOUNT             AMOUNT
                                           ---------------  ------------   ---------------     --------------

Balance at November 30, 1994                   8,428,561    $   84,287      $    7,885,857      $   3,134,751

Exercise of stock options
  (inclusive of income tax benefits)             101,000         1,010             222,621                 --

Exercise of warrants
  (inclusive of income tax benefits)             250,000         2,500             524,939                 --


Compensation on unexercised
  stock options                                       --            --             183,908                 --

Sale of 1,500,000 shares of
  common stock, net of
  offering costs of $616,000                   1,500,000        15,000           5,744,097                 --

Repayment of obligations under
  Section 16(b) of the Securities
  Exchange Act of 1934                                --            --              84,353                 --

Net income                                            --            --                  --          1,088,942
                                           -------------    ----------       -------------       ------------
Balance at November 30, 1995                  10,279,561       102,797          14,645,775          4,223,693

Exercise of stock options
  (inclusive of income tax benefits)             116,500         1,165             240,466                 --

Compensation on unexercised
  stock options                                       --            --              11,205                 --

Net income                                            --            --                  --          2,993,586
                                           -------------    ----------       -------------       ------------
Balance at November 30, 1996                  10,396,061       103,962          14,897,446          7,217,279

Exercise of stock options
  (inclusive of income tax benefits)             330,500         3,305           1,482,967                 --

Exercise of warrants                              400,00         4,000             304,840                 --

Compensation on unexercised
  stock options                                       --            --              10,000                 --

Net income                                            --            --                  --          4,661,120
                                           -------------    ----------       -------------       ------------
Balance at November 30, 1997                  11,126,561    $  111,267       $  16,695,253       $ 11,878,399
                                           =============    ==========       =============       ============

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED NOVEMBER 30,

                                                                       1997            1996              1995
                                                                   -----------     -----------       -----------
Cash flows from operating activities                               $ 4,661,120     $ 2,993,586       $ 1,088,942
 Net income
 Adjustments to reconcile net income to net
 cash provided by operating activities
   Depreciation and amortization                                     1,872,424         934,464           692,944
   Loss on disposal of assets                                           37,185          14,066            15,323
   Deferred taxes                                                       94,499         397,537           (79,470)
   Compensation - stock options                                         15,310          33,306           183,908
   Tax benefit related to certain stock options
    and warrants                                                       372,782          10,442           434,795
   Changes in assets and liabilities
    Increase in accounts receivable                                 (5,709,648)       (163,703)       (3,156,551)
    (Increase) decrease in inventories                              (1,917,181)        100,713        (1,277,135)
    Increase in prepaid expenses and other                             (87,638)        (83,962)          (24,353)
    Increase (decrease) in accounts payable                            917,571        (696,253)        1,462,166
    Increase (decrease) in accrued payroll and related                 (25,169)        274,025            11,736
    Increase (decrease) in accrued expenses                           (289,374)        (26,316)          543,160
    Increase (decrease) in customer deposits                          (218,000)        218,000          (738,000)
                                                                   -----------     -----------       -----------

         Net Cash provided by (used in)
           operating activities                                       (276,119)      4,005,905          (842,535)
                                                                   -----------     -----------       -----------

Cash flows from investing activities
  Capital expenditures                                              (2,305,667)     (5,382,421)       (4,154,073)
  License acquisition                                                       --        (297,462)               --
  Other                                                                 15,863         122,171             4,184
                                                                   -----------     -----------       -----------

         Net cash used in
           investing activities                                     (2,289,804)     (5,557,712)       (4,149,889)
                                                                   -----------     -----------       -----------





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                            YEAR ENDED NOVEMBER 30,

                                                                       1997            1996              1995
                                                                   -----------     -----------       -----------
Cash flows from financing activities
  Proceeds from issuance of long-term obligations                    1,000,000       3,118,900           752,132
  Principal payments on long-term obligations                         (719,346)       (568,622)         (486,564)
  Net proceeds (payments) under line of credit agreements            1,000,000      (1,000,000)        1,000,000
  Exercise of common stock and warrants                              1,417,020         209,090           400,627
  Issuance of common stock in private placement                             --              --         5,759,097
                                                                   -----------     -----------       -----------

           Net cash provided by
             financing activities                                    2,697,674       1,759,368         7,425,292
                                                                   -----------     -----------       -----------

           Net increase in cash
             and cash equivalents                                      131,751         207,561         2,432,868
                                                                   -----------     -----------       -----------

Cash and cash equivalents, beginning of year                         5,266,279       5,058,718         2,625,850
                                                                   -----------     -----------       -----------

Cash and cash equivalents, end of year                             $ 5,398,030     $ 5,266,279       $ 5,058,718
                                                                   ===========     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended November 30:

                                                                       1997            1996              1995
                                                                   -----------     -----------       -----------
Cash paid for:
  Interest                                                         $   474,602     $  347,956        $   197,458
  Income Taxes                                                       2,526,227      1,528,019            525,755



       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       Plasma-Therm, Inc., a Florida corporation, together with its subsidiary (collectively, the "Company"), is engaged in the design and production of semiconductor and flat panel display manufacturing equipment. The Company sells this equipment directly to manufacturers in the semiconductor, thin film head, computer, flat panel display, telecommunications and other industries. The Company's products are marketed, together with service and technical support, by the Company's domestic sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives.

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

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company utilizes an overnight automated investment account for sweeping of funds. The overnight investment account is held in repurchase agreements backed by U.S. government securities. Additionally, subsequent to December 1, 1996 and prior to November 30, 1997 the Company invested funds in a short-term treasury fund, investing exclusively in U.S. Treasury obligations.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


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

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is provided by generally using the straight-line method (straight-line and accelerated methods for tax purposes) over the useful lives of the related assets (machinery and equipment principally over three to five years and building over 39 years). Depreciation expense for 1997, 1996 and 1995 was $1,812,424, $904,464 and $692,944, respectively.

       Machinery and equipment category includes certain of the Company's current products which are used two to three years on various research and development projects and subsequently sold. The items are depreciated over three years to reflect their use and correspondingly adjust the items to their estimated fair value. At November 30, 1997 and 1996 the cost and accumulated depreciation related to these items are approximately $3,932,000 and $1,477,000, and $2,997,000 and $576,000,
       respectively.

       Revenue and Cost Recognition

       Sales of the Company's products are recognized upon acceptance by the customer and transfer of title which is generally by the date of shipment.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       Field Service Costs (Principally Warranty and Installation)

       Field service costs related principally to warranty and installation are accrued upon the shipment of the products. The warranty reserve included in accrued expenses at November 30, 1997 and 1996 is $350,000 and $610,000, respectively. The warranty expense recorded in 1997, 1996, and 1995 of approximately $428,000, $661,000 and $1,211,000, respectively, was determined by management, using current and historical actual expense, industry experience and other factors.

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


                                      NOVEMBER 30,
                           ----------------------------------
                              1997        1996        1995
                           ----------  ----------  ----------
         Primary           11,268,204  10,731,927  10,542,114
         Fully Dilutive    11,485,361  10,762,945  10,571,995

       The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which will be first effective for the Company's financial statements for the quarter ended February 28, 1998. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       Accounting for Stock-Based Compensation

       Effective December 1, 1996, management elected to continue using the method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option awards granted to employees. As a result, Statement of Accounting Standards No. 123 (SFAS No. 123), "Accounting or Stock-Based Compensation" proforma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had no effect on the Company's financial statements except for the required pro forma disclosures (See
       Note 4).

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

       New Accounting Pronouncement - Segment and Related Information (not yet adopted)

       SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. The Company plans to adopt SFAS No. 131 in 1999 which has a possible impact only to the Company's disclosure information and not to its results of operations.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       Reclassifications

       Minor reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.


NOTE 2 INVENTORIES

       Inventories consist of the following:


                                                 NOVEMBER 30,
                                        -----------------------------
                                           1997                1996
                                        ----------          ----------
               Raw materials            $6,738,918          $6,085,531
               Work-in-process           2,494,527           1,835,722
               Finished goods              642,356              37,367
                                        ----------          ----------
                                        $9,875,801          $7,958,620
                                        ==========          ==========

NOTE 3  SHORT-TERM AND LONG-TERM BORROWINGS

       Line of Credit


              In April, 1997 the Company increased its existing line of credit with its bank from $3,000,000 to $7,000,000. The term of the line of credit agreement is through May, 1998. Interest is payable monthly at the one month LIBOR rate plus 2% (7.97% at November 30, 1997). The line is collateralized by accounts receivable. The line is cross-collateralized with the term loan below, and the bank has a security interest in the proceeds for the collection of accounts receivable and the Company's depository accounts. In addition, a negative pledge agreement was executed which does not permit the Company to hold a lien or encumbrance on its inventory. As of November 30, 1997, the Company's availability under the line of credit was reduced by $42,150 as a result of outstanding letters of credit. The unused balance on the line at November 30, 1997 and 1996 was $4,957,850 and $2,000,000 respectively.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997

Notes Payable

Notes payable consist of the following:

                                                                           NOVEMBER 30,
                                                                     -----------------------
                                                                        1997        1996
                                                                     ----------  -----------
         Note payable with a bank, payable in monthly
           installments of $33,235 including interest at 8.5%
           payable through July 2001.  The note is secured by
           the land, the building and its contents.                   $3,211,891  $3,328,454

         Note payable with a bank, payable in monthly
           installments of $27,778 plus interest at the one month
           LIBOR rate plus 2.25% (8.22% at November 30, 1997)
           maturing April 2000. The note is secured by various
           research and development equipment and is cross
           collateralized with the line of credit above.                 805,554          --

         Notes payable with a bank, payable in monthly
           installments of $43,201 including interest ranging from
           7.92% to 8.28% payable through February 1999.  The
           notes are secured by various machinery and equipment.         219,585     546,967

         Obligations under capital lease agreements through
           August 1999 with an interest rate of 10.3%.  The
           carrying value of related assets is $137,636 at
           November 30, 1997.                                            157,519     238,474

                                                                      ----------  ----------
                                                                       4,394,549   4,113,895

         Less current portion                                            723,968     524,901
                                                                      ----------  ----------

                                                                      $3,670,581  $3,588,994
                                                                      ==========  ==========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       Aggregate maturities of notes payable for four years following November 30, 1997 are as follows:


                           1998   $  723,969
                           1999      585,227
                           2000      288,969
                           2001    2,796,384
                                  ----------
                                  $4,394,549
                                  ==========

       The Company's line of credit and principally all its notes payable with its bank are subject to certain financial covenants including a tangible net worth ratio not to exceed 1 to 1 and a minimum cash flow ratio (as defined) of 2 to 1. As of November 30, 1997 and during the fiscal year the Company has been in compliance with these and other financial covenants. Under the most restrictive of these covenants, as of November 30, 1997 the Company has retained earnings available for dividend distribution of approximately $17,800,000.


NOTE 4 SHAREHOLDERS' EQUITY

       1995 Stock Incentive Plan

       In June 1995, the Company's shareholders approved the 1995 Stock Incentive Plan (the Plan). The Plan authorizes the granting of both incentive stock options and non-qualified stock options up to a total of 1,000,000 shares, increased annually by an additional number of shares equal to 1% of the number of shares outstanding on the last day of each fiscal year, commencing November 30, 1995, provided that the maximum aggregate number of shares to be issued shall not exceed 4,500,000 (2,818,023 authorized as of November 30, 1997). The Plan authorizes the granting of both incentive stock options and non-qualified stock options. The option price for non-qualified stock options may be less than, equal to, or greater than the fair market value on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, is recognized over the vesting or service period. For all the periods presented substantially all of the options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Stock option activity under the 1995 Plan was as follows:

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997



                                              NOVEMBER 30,
                      -----------------------------------------------------------
                             1997                 1996                 1995
                      -------------------  -------------------  -----------------
                                 WEIGHTED              WEIGHTED          WEIGHTED
                                 AVERAGE               AVERAGE            AVERAGE
                                 EXERCISE              EXERCISE          EXERCISE
                       SHARES     PRICE    SHARES       PRICE    SHARES    PRICE
                      ---------  --------  -------    ---------  ------  --------
Outstanding -
 beginning of year      809,000   $3.73    223,000       $3.00       --   $  --
Granted                 712,000    5.56    817,500        3.81  223,000    3.00
Exercised               330,500    3.35     94,500        1.80       --      --
Expired                  97,000    3.92         --          --       --      --
Forfeited                70,000    4.46    137,000        4.35       --      --
                      ---------            -------              -------
Outstanding -
 end of year          1,023,500    5.06    809,000        3.73  223,000    3.00
                      =========            =======              =======
Weighted Average
 fair value of
 options granted
 during the year                  $2.53                  $1.79

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


The following information applies to options outstanding and exercisable at November 30, 1997:

Outstanding Shares:


                                         WEIGHTED AVERAGE
                                             REMAINING
   RANGE OF                NUMBER        CONTRACTUAL LIFE    WEIGHTED AVERAGE
EXERCISE PRICES          OUTSTANDING          (YEARS)         EXERCISE PRICE
------------------      -------------   ------------------- -----------------
$2.12 - 3.87               248,000             1.43               $3.74
$4.06 - 5.25               413,500             2.15               $4.17
$6.97                      362,000             2.72               $6.97

Exercisable Shares:

$2.12 - 3.87               238,000             1.38               $3.74
$4.06 - 5.25               413,500             2.15               $4.17

1988 Stock Option Plan and Incentive Stock Option Plan

Upon adoption of the 1995 Stock Incentive Plan, the Company determined that no additional options would be granted under its former 1988 Plan. At November 30, 1996 no options were outstanding under this Plan. In addition, its former Incentive Stock Option Plan expired on September 15, 1991, with no options outstanding at November 30, 1996. Stock option activity was as follows under these Plans:


                                                       NOVEMBER 30,
                                          --------------------------------------
                                                 1996                1995
                                          ------------------  ------------------
                                                   EXERCISE            EXERCISE
                                          SHARES    PRICE     SHARES     PRICE
                                          ------  ----------  -------  ---------
Outstanding - beginning of year           63,000  $1.41-2.50  167,000  $.26-2.50
Granted                                       --                   --         --
Exercised                                 22,000   1.41-2.50  101,000   .26-1.90
Canceled                                  41,000   1.41-2.50    3,000        .26
                                          ------              -------
Outstanding - end of year                     --               63,000  1.41-2.50
                                          ======              =======

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


Accounting for Stock-Based Compensation

Management has made the determination not to adopt SFAS No. 123's accounting recognition provisions for employee stock options. Therefore, only proforma disclosures under SFAS No. 123 are required for 1996, 1997 and thereafter. Had compensation cost for stock options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                       1997         1996
                                                    ----------   ----------
         Net Income       As reported               $4,661,120   $2,993,586
                          Pro Forma (unaudited)      3,863,798    2,118,899
         Primary & Fully
         Dilutive EPS     As Reported               $      .41   $      .28
                          Pro Forma (unaudited)            .34          .20

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 respectively: No dividend yield for all years; expected volatility of 69.9 and 79.3 percent; risk-free interest rates of 6.1 and 6.0 percent; and expected lives of 2.4 and 2.1 years.

Common Stock Warrants

In connection with the Company's borrowing from its former primary bank, the Company's Chief Executive Officer (CEO) executed a limited guarantee of the Company's indebtedness which was subsequently released in 1989. The Company agreed to compensate the Company's CEO for giving such guarantee by issuing to him a warrant expiring in April 2002, for the purchase of 500,000 shares of the Company's common stock at a purchase price per share of $.875. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in 1992. The adjusted conversion price of the warrants is $.7721 per share. Warrants totaling 100,000 were exercised in April 1995 for $77,210. The remaining 400,000 warrants were exercised in January 1997 for $308,840.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


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


NOTE 5 INCOME TAXES

       The provisions for income taxes consist of the following:


                                             NOVEMBER 30,
                                  -----------------------------------
                                     1997        1996         1995
                                  ----------  -----------  ----------
        Current
         Federal                  $2,141,214  $1,279,668   $ 279,380
         State                       268,599     181,951      63,455
                                  ----------  ----------   ---------
                                   2,409,813   1,461,619     342,835
                                  ----------  ----------   ---------
        Deferred (benefit)
         Federal                      83,823     154,818    (239,739)
         State                        10,676      18,000     (30,327)
                                  ----------  ----------   ---------
                                      94,499     172,818    (270,066)
                                  ----------  ----------   ---------
        Investment tax credits            --     223,476     200,666
        Tax benefit from the
         exercise of employee
         stock options               372,782      10,442     150,001
        Tax benefit from the
         exercise of warrants             --          --     284,794
        Other                             --      (7,566)     (1,373)
                                  ----------  ----------   ---------
                                  $2,877,094  $1,860,789   $ 706,857
                                  ==========  ==========   =========

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:


                                                                  NOVEMBER 30,
                                                      ----------------------------------
                                                         1997        1996        1995
                                                      ----------  ----------  ----------
         Tax expense at statutory rate                $2,562,993  $1,650,488    $612,768
         State income taxes, net of federal
           income tax benefit                            233,819     139,175      60,379
         Non-deductible charges                           63,112      61,172      35,084
         Other                                            17,170       9,954      (1,374)
                                                      ----------  ----------  ----------
                                                      $2,877,094  $1,860,789    $706,857
                                                      ==========  ==========  ==========

       The deferred taxes consist of the following:


                                              NOVEMBER 30,
                                          ---------------------
                                             1997       1996
                                          ----------  ---------
        Assets:
         Vacation accrual                 $  82,942   $ 87,037
         Reserves (warranty and other)      298,034    231,513
         Deferred compensation               19,105     81,748
         Stock options                        1,599      2,393
                                          ---------   --------

                                          $ 401,680   $402,691
        Liabilities:
         Depreciation                      (107,866)   (14,378)

                                          ---------   --------
         Deferred tax asset, net          $ 293,814   $388,313
                                          =========   ========


NOTE 6  COMMITMENTS

       Operating Leases


       Magnetran, Inc. entered into a 5 year gross lease, with the Company's CEO, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. Total rent paid to the CEO for the years ended November 30, 1997, 1996 and 1995, were approximately $92,000 ,$90,000 and $87,000, respectively.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997



       In August 1996 the Company executed a lease with its bank for furniture for its new manufacturing facility. Total minimum lease payments are $466,080 to be paid in 60 monthly installments beginning in August 1996. At the end of the initial term the Company has the option to extend the lease for an additional twelve months or purchase the furniture at the then fair market value. Also, the Company uses office equipment under non-cancelable operating leases expiring through 2002.

       The future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:


                 Year ended November 30,
                                       1998     $301,034
                                       1999      284,582
                                       2000      188,246
                                       2001      107,915
                                       2002        6,343
                                                --------

                 Total minimum lease payments   $888,120
                                                ========

       The total rental expense for all operating leases was $303,147, $553,188, and $398,529 for the years ended November 30, 1997, 1996 and 1995, respectively.

       Distributorship Agreement

       The Company has an exclusive distributorship agreement with a Japanese company. If the Company terminates the agreement for reasons other than breach of contract, the Company is required to repurchase the demonstration systems and spare parts inventory sold to the distributor at a purchase price equal to a percentage of the original sales price, discounted each year the equipment is held by the distributor. Although there is no intent at November 30, 1997 to terminate the agreement, the obligation to repurchase the demonstration equipment held by the distributor would be approximately $430,000 if terminated.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


       License Agreement

       In June 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to its patent on a new plasma process technology. In exchange for the use of the patent, the Company paid an initial license fee of 450,000 deutsche marks which is approximately $300,000 at the then current exchange rates. The initial fee is being amortized using the straight line method and a five year useful life (unamortized license fee is classified in other assets). In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a royalty fee of 35,000 deutsche marks per plasma processing chamber. Thereafter, the royalty fee will be reduced to 25,000 deutsche marks per plasma processing chamber. In 1997 and 1996 approximately $102,000 and $20,000, respectively, in royalty fees were paid by the Company.

       Contractual Obligations

       The Company has employment agreements with its key executive officers, the terms of which expire at various times through January 2000. The agreements provide for minimum annual total compensation of approximately $542,000. In addition, key officers receive an annual bonus as a percent of net income up to a certain cap.


NOTE 7 AFFILIATE TRANSACTIONS

       During 1996 and 1995 in the ordinary course of business the Company had net sales to and purchases from RF Power Products (RFPP, a former subsidiary which was spun off in 1992), respectively, as follows:
       $871,573 and $1,490,559 in 1996 and $844,000 and $942,000 in 1995;
       respectively. At November 30, 1996 accounts receivables and payables related to RFPP were $109,293 and $209,871, respectively. The Company's CEO's ownership in RFPP's common stock received at the time of the spin-off has substantially declined since the spin-off (less than 3% at November 30, 1997); and accordingly, no disclosures are made herein of the sales and purchase activity for 1997.

NOTE 8 SEGMENT AND OTHER INFORMATION

       Geographic Sales


                                                        NOVEMBER 30,
                                            ------------------------------------

                                               1997         1996         1995
                                            -----------  -----------  ----------
         Export revenues from the
          United States to unaffiliated
          foreign customers                 $12,110,184  $14,761,397  $9,190,317
                                            -----------  -----------  ----------

       All foreign sales are denominated in U.S. dollars.

       Customer Sales

       In 1996 approximately 24% of consolidated net sales were to one customer. No sales in excess of 10% of revenue were made to a single customer in 1997 and 1995. Additionally, in 1995 7% of net sales were to the Company's former distributor in Japan. In 1997, 1996 and 1995 net sales to the Company's current Japanese distributor were approximately 9%, 8% and less than 1% of revenue, respectively. In 1997, 1996 and 1995 two of the Company's product lines, the Versalock(R) 700 and Shuttlelock(R)
       (770) ICP, represented approximately, 62%, 49% and 8% of net sales.


NOTE 9 DEFINED CONTRIBUTION PLAN

       The Company has a defined contribution plan which is qualified under
       Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees over the age of twenty-one. The plan consists of an employee elective contribution and a company matching contribution for each eligible participant. The Company's matching contribution is specified by the Company's Board of Directors, is discretionary and can change from year to year. Forfeitures resulting from a terminated participant's failure to be fully vested in the Company's matching contribution will be used to reduce future contributions of the Company. The Company's contribution for this plan for 1997, 1996 and 1995 was $70,428, $23,616 and $18,459, respectively.


NOTE 10 SUBSEQUENT EVENTS

       In December 1997 the Company purchased 1.4 acres (60,530 sq. ft.) of land adjacent to its current 60,000 square foot facility for $226,975. The Company plans to construct a 28,000 square foot facility on this land to be used for additional research and development and office space. Anticipated completion date is the end of fiscal year 1998.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable


                                    PART III

       Except for the information regarding executive officers called for by
Item 401 of Regulation S-K, which is included in Item 1, "Executive Officers of the Company", and the information regarding security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, which is included in Item 12, "Security Ownership of Certain Beneficial Owners and Management", Items 10, 11 and 13 are hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders presently scheduled for May 5, 1998 (the "Proxy Statement") which Proxy Statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the set forth herein are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 9, 1998, based on 11,134,561 shares of the Company's Common Stock outstanding on that date, by (i) each person who is known to beneficially own more than 5% of the Company's Common Stock, computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended; (ii) each of the Company's directors; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers of the Company as a group. The shareholders listed possess sole voting and investment power with respect to the shares listed.


                                      AMOUNT                    APPROXIMATE
                                  OF BENEFICIAL                  PERCENT OF
NAME                                OWNERSHIP                       CLASS
----                              -------------                 -----------
Ronald H. Deferrari
10050 16th Street North
St. Petersburg, FL 33716            2,038,300                       18.31%

Anastasios S. Gianoplus
8007 Algarve St
McLean, VA 22102                       35,000(1)                     0.31%(7)

Lubek Jastrzebski
450 Gulfview Blvd
Apartment 1705
Clearwater, FL 34630                   35,000(2)                     0.31%(7)

Richard T. Heglin
105 Wiltshire Lane
McMurray, PA 15317                      1,000                        0.01%(7)

Ronald S. Deferrari
10050 16th Street North
St. Petersburg, FL 33716              440,592(3)                     3.81%

Edmond A. Richards
10050 16th Street North
St. Petersburg, FL 33716              111,000(4)                     0.99%(7)

Stacy Wagner
3333 San Pedro Street
Clearwater, FL 33759                  118,000(5)                     1.05%

W. Nicholas Goetz
4668 Ayron Terrace
Palm Habor, FL 34685                   20,000(6)                    .0.18%(7)

Executive officers
and directors as a group
(8 persons)                         2,923,892                       23.66%

(1) Includes an option to purchase 20,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 5,000 shares at a price of $3.60 per share, which expires on June 30, 2000; and an option to purchase 5,000 shares at a price of $6.97 which expires on August 19, 2000.

(2) Includes an option to purchase 5,000 shares at a price of $3.87 per share, which expires April 30, 1999; an option to purchase 20,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 5,000 shares at a price of $3.60 per share, which expires on June 30, 2000; and an option to purchase 5,000 shares at a price of $6.97 per share, which expires on August 19, 2000.

(3) Includes an option to purchase 30,000 shares at a price of $4.06 per share, which expires June 26, 1998; an option to purchase 110,000 shares at a price of $3.87 per share, which expires on April 30, 1999; an option to purchase 150,000 shares at a price of $4.12 per share, which expires on May 6, 2000; and an option to purchase 125,000 shares at a price of $6.97 per share, which expires on August 19, 2000.

(4) Includes an option to purchase 15,000 shares at a price of $3.87 per share, which expires on April 30, 1999; an option to purchase 50,000 shares at a price of $4.12 per share, which expires on May 6, 2000; and an option to purchase 30,000 shares at a price of $6.97 which expires on August 19, 2000.

(5) Includes an option to purchase 4,000 shares at a price of $4.06 per share, which expires on June 26, 1998; an option to purchase 10,000 shares at a price of $2.62 per share, which expires on December 26, 1998; an option to purchase 50,000 shares at a price of $3.87 per share, which expires on April 30, 1999; an option to purchase 10,000 shares at a price of $5.25 which expires on June 26, 1999; an option to purchase 15,000 shares at a price of $4.12 per share, which expires on May 6, 2000; and an option to purchase 10,000 shares at a price of $6.97 per share, which expires on August 19, 2000.

(6) Represents an option to purchase 20,000 shares at a price of $6.97 per share, which expires on August 19, 2000.

(7)    Less than 1% of the outstanding Common Stock.


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

                     (3)    Reports on Form 8-K

                            No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1997.

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

               4.5*           Stock Option Plan of the Registrant, dated
                              December 1, 1988. (Exhibit 4.4 to the Registrant's
                              1988 Form 10-K).

               4.6*           1995 Stock Incentive Plan of the Registrant, dated
                              June 14, 1995 (Exhibit 4 to the Registrant's 1995
                              Form S-8).

               4.7* Form of stock certificate (Exhibit 4.6 to the Registrant's 1994 Form 10-K).

               4.8*           The Company's 1995 Stock Incentive Plan, as
                              Amended and Restated.

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

               10.8*          Amendment to Employment Agreement between the
                              Registrant and Ronald S. Deferrari, dated June 26,
                              1995.

               10.9* Employment Agreement dated December 1, 1992 between the Registrant and Edmond A. Richards.

               10.10*         Amendment to Employment Agreement between the
                              Registrant and Curtis A. Barratt, dated September
                              18, 1996.

               10.11*         Amendment to Employment Agreement between the
                              Registrant and Edmond A. Richards, dated October
                              9, 1996.

               10.12*         Employment Agreement between the Registrant and
                              Edmond A. Richards, dated January 22, 1997.

               10.13*         Employment Agreement between the Registrant and
                              Ronald S. Deferrari, dated January 22, 1997.

               10.14*         Employment Agreement between the Registrant and
                              Stacy L. Wagner, dated January 22, 1997.

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

               10.45*         Loan Agreement dated April 18, 1997 between the
                              Company and NationsBank, N.A. (South) including
                              Credit Agreement, Security Agreement, Negative
                              Pledge Agreement, Third Amendment (to Amended and
                              Restated Revolving Credit Agreement) and First
                              Amendment (to Amended and Restated Security
                              Agreement), Term Promissory Note and Line of
                              Credit Note.

               10.46* License Agreement Amendment dated August 2, 1997 between the Registrant and Robert Bosch GmbH.

       11.  Statement RE:  Computation of per share earnings.

       21.  Subsidiary of the Registrant.

       23.  Consent of Grant Thornton LLP.

       27.  Financial Data Schedule (for SEC use only).


-----------------------------------------
     * Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PLASMA-THERM, INC.

                                 /s/ RONALD H. DEFERRARI
                                 ------------------------------------------
                                 Ronald H. Deferrari, Chairman of the Board,
                                 Chief Executive Officer and Treasurer

Date:    1/16/98
         --------

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

Date:    1/16/98
         --------


  By:   /s/ A.S. GIANOPLUS
        ------------------
        A.S. Gianoplus, Director, Chairman of the Audit
        and Stock Option Committees


Date:    1/16/98
         --------


  By:   /s/ LUBECK JASTRZEBSKI
        ----------------------
        Lubeck Jastrzebski, Director

Date:    1/16/98
         --------


  By:   /s/ RICHARD T. HEGLIN
        ---------------------
        Richard T. Heglin, Director

Date:    1/16/98
         --------


  By:   /s/ STACY WAGNER
        ----------------
        Stacy Wagner, Vice President of Finance and Administration (Principal Accounting Officer)


Date:    1/16/98
         --------

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON THE SCHEDULE


Board of Directors
Plasma-Therm, Inc.

In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 9, 1998, which is included in the Annual Report on Form 10-K for the year ended November 30, 1997, we have also audited Schedule II for each of the three years in the period ended November 30, 1997. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                              GRANT THORNTON LLP



Tampa, Florida
January 16, 1998

                       PLASMA-THERM, INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




------------------------------------------------------------------------------------------------------------------------
         COL.A                      COL.B                     COL.C                         COL.D             COL.E
------------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                 --------------------------------
                                  BALANCE AT     CHARGED TO            CHARGED TO                           BALANCE AT
                                 BEGINNING OF     COSTS AND         OTHER ACCOUNTS        DEDUCTIONS          END OF
    DESCRIPTION                     PERIOD        EXPENSES           - DESCRIBE            DESCRIBE           PERIOD
------------------------------------------------------------------------------------------------------------------------

YEAR ENDED NOVEMBER 30, 1997:
-----------------------------

  Warranty Liability               $ 610,000       $  427,800           $    --             $ 687,800(1)      $  350,000



YEAR ENDED NOVEMBER 30, 1996:
-----------------------------

  Warranty Liability               $ 693,515       $  661,147           $    --             $ 744,662(1)      $  610,000



YEAR ENDED NOVEMBER 30, 1995:
-----------------------------

  Warranty Liability               $ 143,000       $1,211,289           $    --             $ 660,774(1)      $  693,515