Form 10-Q
period 1998-02-28
PLASMA THERM INC
filed 1998-03-16
CIK 354452

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998
                               -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------------  ---------------------
Commission File Number 0-12353
                       -------

                               PLASMA-THERM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                               04-2554632
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

             10050 16th Street North, St. Petersburg, Florida 33716
      ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                  (813)577-4999
      ---------------------------------------------------------------------
               Registrant's telephone number, including area code

      ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ------  ------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
   -------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                         Outstanding at March 11, 1998:
                                   11,160,561
                       ----------------------------------
                               Page 1 of 15 Pages

                                      INDEX
                                                                    PAGE
                                                                   NUMBER

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Balance Sheets - February 28, 1998 and
  November 30, 1997..................................................3

Statements of Income - Three Months Ended
  February 28, 1998 and February 28, 1997 ...........................5

Statements of Cash Flows - Three Months Ended
  February 28, 1998 and February 28, 1997 ...........................6

Notes to Consolidated Financial Statements ..........................8


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations ......................10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...........................13

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                      FEBRUARY 28,                    NOVEMBER 30,
               ASSETS                                                     1998                           1997
                                                                      ------------                   ------------
                                                                      (UNAUDITED)
Current assets
     Cash and cash equivalents                                        $  7,143,284                   $  5,398,030
     Accounts receivable                                                14,799,199                     13,755,778
     Inventories                                                        10,831,426                      9,875,801
     Prepaid expenses and other                                            251,255                        414,521
     Deferred tax asset                                                    284,892                        293,814
                                                                      ------------                   ------------

          Total current assets                                          33,310,056                     29,737,944
                                                                      ------------                   ------------
Propery, plant and equipment
     Building                                                            4,496,853                      4,444,649
     Machinery and equipment                                             8,109,406                      7,678,097
     Leasehold improvements                                                148,055                        148,055
                                                                      ------------                   ------------

                                                                        12,754,314                     12,270,801

     Less accumulated depreciation and
          amortization                                                   3,969,370                      3,405,935
                                                                      ------------                   ------------

                                                                         8,784,944                      8,864,866
     Land                                                                1,012,992                        786,017
                                                                      ------------                   ------------

                                                                         9,797,936                      9,650,883
                                                                      ------------                   ------------

Other assets                                                               195,557                        218,263
                                                                      ------------                   ------------

                                                                      $ 43,303,549                   $ 39,607,090
                                                                      ============                   ============







       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                      FEBRUARY 28,                    NOVEMBER 30,
                     LIABILITIES                                          1998                           1997
                                                                      ------------                   ------------
Current liabilities
     Short-term borrowings                                            $  3,000,000                   $  2,000,000
     Current maturities of long-term obligations                           732,556                        723,968
     Accounts payable                                                    3,551,755                      3,141,397
     Accrued payroll and related                                           531,512                        651,505
     Accrued expenses                                                    1,318,505                        734,720
     Customer deposits                                                     333,989                              -
                                                                      ------------                   ------------

         Total current liabilities                                      9,468,317                      7,251,590
                                                                      ------------                   ------------

Long-term obligations                                                    3,484,751                      3,670,581
                                                                      ------------                   ------------

                   SHAREHOLDERS' EQUITY

Shareholders' equity
     Common stock, $.01 par value (25,000,000
          shares authorized, 11,160,561 and
          11,126,561 shares issued and outstanding
          at February 28, 1998 and November 30, 1997)                      111,607                        111,267
     Additional paid-in capital                                         16,886,795                     16,695,253
     Retained earnings                                                  13,352,079                     11,878,399
                                                                      ------------                   ------------

                                                                       30,350,481                     28,684,919
                                                                      ------------                   ------------

                                                                      $ 43,303,549                   $ 39,607,090
                                                                      ============                   ============





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                    --------------------------------------------
                                                      FEBRUARY 28,                 FEBRUARY 28,
                                                         1998                         1997
                                                    --------------                --------------
Net sales                                           $  12,311,720                  $  9,480,580
Cost of sales                                           6,970,104                     5,712,963
                                                    -------------                  ------------

          Gross profit                                  5,341,616                     3,767,617
                                                    -------------                  ------------
Operating expenses:
     Research and development                           1,103,727                       792,549
     Selling and administrative                         1,847,251                     1,575,054
                                                    -------------                  ------------

          Total operating expenses                      2,950,978                     2,367,603
                                                    -------------                  ------------

          Operating income                              2,390,638                     1,400,014

Interest (income) expense, net                             45,755                        21,131
                                                    -------------                  ------------

     Income before income taxes                         2,344,883                     1,378,883

Income taxes                                              871,203                       547,223
                                                    -------------                  ------------

     Net income                                     $   1,473,680                  $    831,660
                                                    =============                  ============
Earnings per share:
    Basic and Diluted                               $        0.13                  $       0.08
                                                    =============                  ============





       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED FEBRUARY 28,
                                                                  ----------------------------------------
                                                                       1998                      1997
                                                                  --------------             -------------
Cash flows from operating activities
     Net income                                                    $  1,473,680              $    831,660
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                  578,435                   411,717
         Deferred taxes                                                   8,922                    34,611
         Compensation - stock options                                     6,000                     2,280
         Tax benefit related to certain stock options
             and warrants                                                51,522                   193,730
         Changes in assets and liabilities
         Increase in accounts receivable                             (1,043,421)                 (417,721)
         (Increase) decrease in inventories                            (955,625)                  691,971
         Decrease in prepaid expenses and other                         163,266                    84,056
         Increase (decrease) in accounts payable                        410,358                   (44,128)
         Increase (decrease) in accrued payroll and related            (119,993)                  241,025
         Increase in accrued expenses                                   583,785                   186,842
         Increase (decrease) in customer deposits                       333,989                  (218,000)
                                                                   ------------              ------------
                    Net cash provided by
                       operating activities                           1,490,918                 1,998,043
                                                                   ------------              ------------

Cash flows from investing activities
     Capital expenditures                                              (710,488)                 (272,745)
     Other                                                                7,706                     9,329
                                                                   ------------              ------------

                    Net cash used in investing activities              (702,782)                 (263,416)
                                                                   ------------              ------------


      See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED FEBRUARY 28,
                                                                  ----------------------------------------
                                                                       1998                      1997
                                                                  --------------             -------------
Cash flows from financing activities
     Principal payments on long-term obligations                       (177,242)                (169,373)
     Net proceeds (payments) under line of credit agreements          1,000,000               (1,000,000)
     Exercise of common stock and warrants                              134,360                  948,560
                                                                   ------------             ------------
               Net cash provided by (used in)
                  financing activities                                  957,118                 (220,813)
                                                                   ------------             ------------
               Net increase in cash and
                  cash equivalents                                    1,745,254                1,513,814
                                                                   ------------             ------------

Cash and cash equivalents, beginning of period                        5,398,030                5,266,279
                                                                   ------------             ------------
Cash and cash equivalents, end of period                           $  7,143,284             $  6,780,093
                                                                   ============             ============





       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1997
                                   (UNAUDITED)



NOTE 1      BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1998 and November 30, 1997 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997.

            The results of operations for the three months ended February 28, 1998 and 1997 are not necessarily indicative of results for the full year.

            The November 30, 1997 balance sheet amounts and disclosures included herein have been derived from the November 30, 1997 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2      PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly-owned subsidiary, Magnetran Inc. All significant intercompany transactions and balances have been eliminated.

NOTE 3      INVENTORIES


            Inventories consist of the following:

                                   February 28,                 November 30,
                                       1998                         1997
                               ------------------           ------------------
               Raw materials          $ 6,206,953                   $6,738,918
               Work-in-process          4,042,370                    2,494,527
               Furnished goods            582,103                      642,356
                                          -------                      -------
                                      $10,831,426                  $ 9,875,801
                                      ===========                  ===========

NOTE 4      EARNINGS PER SHARE DISCLOSURES


                                                        For the Three Months Ended February 28, 1998
                                            ---------------------------------------------------------------------
                                                  Income                   Shares                 Per-Share
                                                (Numerator)            (Denominator)                Amount
                                            --------------------   -----------------------    --------------------

  Basic EPS:
    Income available to common
       shareholders                                $1,473,680              11,141,183               $.13
                                                                                                    ====

  Effect of Dilutive Securities:
    Options                                                --                 245,364
                                                   ----------              ----------
  Diluted EPS:
    Income available to common
      shareholders + assumed conversions           $1,473,680              11,386,547               $.13
                                                   ==========              ==========               ====


                                                        For the Three Months Ended February 28, 1997
                                            ---------------------------------------------------------------------
                                                  Income                   Shares                 Per-Share
                                                (Numerator)            (Denominator)               Amount
                                            --------------------   ------------------------   -------------------

  Basic EPS:
    Income available to common
       shareholders                                  $ 831,660             10,592,794                  $.08
                                                                                                       ====

  Effect of Dilutive Securities:
    Options                                                 --                327,808
                                                     ---------             ----------

  Diluted EPS:
    Income available to common
      shareholders + assumed conversions             $ 831,660             10,920,602                  $.08
                                                     =========             ==========                  ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

                      Net sales of $12,311,720 for the first quarter of 1998 increased by 30% from net sales of $9,480,580 for the first quarter of 1997. The increase in net sales for the first quarter was attributable to higher product demand and increased sales of the Company's fully automated production product line, the Versalock(R) 700 Series. Total sales related to this product in the first quarter of 1998 and 1997 were approximately $7,400,000 (60% of net sales) and $2,700,000 (30% of net sales), respectively.

                      Gross profit increased to $5,341,616, or 43.4% of net sales for the first quarter of 1998, compared to $3,767,617, or 39.7% of net sales for 1997. The increase in gross margin percentage was due to increased sales of the Versalock(R) 700 product line described in the previous paragraph which has a higher gross margin than the Company's other product lines.

                      Research and development expense for the first quarter of 1998 was $1,103,727 compared to $792,549 for the first quarter of 1997, or 9% and 8.4% of net sales, respectively. Research and development programs continue to be implemented to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, thin film head, photomask, and microelectromechanical (MEMS). As a result, the Company's R&D lab is expanding requiring additional capital outlay. As new products and technology are introduced, total dollars expended on research and development are expected to continue to increase.

                      Selling and administrative expense for the quarter ended February 28, 1998 was $1,847,251, up from $1,575,054 for the comparable quarter in 1997, accounting for 15% and 16.6% of net sales, respectively. The total dollar increase in selling and administrative expense for the first quarter of 1998 relates primarily to the marketing initiatives which did not begin until the second quarter of 1997. Total dollars expended in the first quarter of 1998 for this marketing effort approximated $200,000. The decrease in selling and administrative expense as a percentage of revenue is the result of certain overhead expenditures increasing at a slower rate than the increase in sales.

                      Income before income taxes for the first quarter of 1998 was $2,344,883, an increase of $966,000 from $1,378,883 earned the first quarter of 1997. Net income per share was $.13 for the first quarter of 1998, an increase of $.05 from $.08 for the first quarter of 1997. The primary reason for the increase in the first quarter of 1998 relates to increased net sales with higher margins as described in the previous paragraphs.

         FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

                           Net cash provided by operations totaled approximately $1,500,000 for the first three months of 1998, compared to approximately $2,000,000 for the same period in 1997. The increase in cash provided by operations of $1,500,000 for the first three months of 1998 consisted of various components, including net income of $1,473,680 and non-cash expenses (depreciation and amortization) of $578,435. Other sources of cash include an increase in accounts payable and accrued expenses of $874,150 and an increase in customer deposits of $333,989. Uses of cash include an increase in accounts receivable of $1,043,421 and an increase in inventories of $955,625. The 19% increase in accounts payable and accrued expenses was primarily related to a higher level of purchases associated with increased sales. In addition, accrued expenses include approximately $550,000 for corporate income taxes. As of November 30, 1997, the corporate income tax liability for the year was paid. The increase in customer deposits of $333,989 is comprised primarily of prepayments from one customer for two orders to be shipped in a subsequent quarter in fiscal 1998. The 7.6% increase in accounts receivable is due to increased sales and the timing of sales and related payments. The 9.7% increase in inventories is due to purchases required for the increased level of sales.

                           Net cash used in investing activities for the first three months of 1998 was $702,782 compared to $263,416 for the same period in 1997. For the first three months of 1998, the Company incurred approximately $710,000 in capital expenditures, of which $227,000 was for the purchase of land to construct a building to be used for additional research and development and office space. Approximately $310,000 was for the purchase of various lab equipment to be used in research and development. The remaining $173,000 was primarily for various computer equipment.

                           Net cash provided by financing activities for the first three months of 1998 was $957,118 as compared to $220,813 used in financing activities for the same period in 1997. Cash used for financing activities in the first quarter of 1998 included the principal repayment of approximately $177,000 of notes payable and capital lease obligations. Cash provided by financing activities included net receipts of $1,000,000 on the line of credit.

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

                           The Company depends heavily on the success and growth of the high technology marketplace. In particular, the Company sells equipment directly to manufacturers in the optoelectronics/telecommunications, thin film head, photomask and microelectromechanical (MEMS) industries. A slowdown in more than one of these industries could materially effect the Company's business.

                           The Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in semiconductor capital equipment purchases could also affect the Company's business from time to time.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT                                                   METHOD OF FILING
     -------                                                   ----------------
     (a)      Exhibits
              --------
              27.Financial Data Schedule (for SEC use only)            *


              * Filed electronically herewith.



     (b)      Reports on Form 8-K.

              No reports on Form 8-K were filed during the first quarter of fiscal 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLASMA-THERM, INC.








      Date:  March 12, 1998               /S/ STACY WAGNER
                                          -------------------------------------
                                          Stacy Wagner
                                          V.P. of Finance and Administration,
                                          Controller



      Date:  March 12, 1998               /S/ RONALD S. DEFERRARI
                                          -------------------------------------
                                          Ronald S. Deferrari
                                          President, Chief Operating Officer
















                                   SIGNATURES