Form 10-Q
period 1998-05-31
PLASMA THERM INC
filed 1998-06-15
CIK 354452

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MAY 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number 0-12353

                               PLASMA-THERM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                      04-2554632
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             10050 16TH STREET NORTH, ST. PETERSBURG, FLORIDA 33716
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

                                  (813)577-4999
               --------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                          Outstanding at June 5, 1998:
                                   11,197,061
                     --------------------------------------
                               Page 1 of 16 Pages

                                      INDEX
                                      -----


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - May 31, 1998 and
  November 30, 1997......................................................3

Statements of Income - Three Months and Six Months Ended
  May 31, 1998 and May 31, 1997 .........................................5

Statements of Cash Flows - Six Months Ended
  May 31, 1998 and May 31, 1997 .........................................6

Notes to Consolidated Financial Statements ..............................8


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .............................14

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                    MAY 31,        NOVEMBER 30,
                       ASSETS                        1998              1997
                                                  -----------      -----------
                                                  (UNAUDITED)
Current assets
    Cash and cash equivalents                     $ 6,741,021      $ 5,398,030
    Accounts receivable                            13,917,749       13,755,778
    Inventories                                    11,520,504        9,875,801
    Prepaid expenses and other                        785,268          414,521
    Deferred tax asset                                260,256          293,814
                                                  -----------      -----------

       Total current assets                        33,224,798       29,737,944
                                                  -----------      -----------
Property, plant and equipment
    Land                                            1,012,992          786,017
    Building                                        4,594,517        4,444,649
    Machinery and equipment                         8,008,763        7,678,097
    Leasehold improvements                            149,505          148,055
                                                  -----------      -----------

                                                   13,765,777       13,056,818
    Less accumulated depreciation and
       amortization                                 3,427,852        3,405,935
                                                  -----------      -----------

                                                   10,337,925        9,650,883
                                                  -----------      -----------

Other assets                                          180,442          218,263
                                                  -----------      -----------

                                                  $43,743,165      $39,607,090
                                                  ===========      ===========


       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      MAY 31,    NOVEMBER 30,
                    LIABILITIES                        1998         1997
                                                   -----------   ------------
Current liabilities
    Short-term borrowings                          $ 2,000,000   $ 2,000,000
    Current maturities of long-term obligations        694,613       723,968
    Accounts payable                                 3,876,446     3,141,397
    Accrued payroll and related                        752,352       651,505
    Accrued expenses                                   899,197       734,720
    Customer deposits                                   25,500          --
                                                   -----------   -----------

       Total current liabilities                     8,248,108     7,251,590
                                                   -----------   -----------

Long-term obligations                                3,341,041     3,670,581
                                                   -----------   -----------
                SHAREHOLDERS' EQUITY

Shareholders' equity
     Common stock, $.01 par value (25,000,000
       shares authorized, 11,197,061 and
       11,126,561 shares issued and outstanding
       at May 31, 1998 and November 30, 1997)          111,972       111,267
    Additional paid-in capital                      17,110,052    16,695,253
    Retained earnings                               14,931,992    11,878,399
                                                   -----------   -----------

                                                    32,154,016    28,684,919
                                                   -----------   -----------

                                                   $43,743,165   $39,607,090
                                                   ===========   ===========

       See accompanying notes to these consolidated financial statements.


                        PLASMA-THERM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                               MAY 31,                          MAY 31,
                                     ---------------------------       ---------------------------
                                         1998           1997               1998           1997
                                     ------------   ------------       ------------   ------------
Net sales                            $ 14,962,868   $ 10,241,534       $ 27,274,588   $ 19,722,114
Cost of sales                           8,156,422      5,826,751         15,126,526     11,539,714
                                     ------------   ------------       ------------   ------------

        Gross profit                    6,806,446      4,414,783         12,148,062      8,182,400
                                     ------------   ------------       ------------   ------------
Operating expenses:
   Research and development             1,659,290        903,086          2,763,017      1,695,635
   Selling and administrative           2,553,521      1,704,702          4,400,772      3,279,756
                                     ------------   ------------       ------------   ------------

        Total operating expenses        4,212,811      2,607,788          7,163,789      4,975,391
                                     ------------   ------------       ------------   ------------

        Operating income                2,593,635      1,806,995          4,984,273      3,207,009

Interest (income) expense, net             60,879        (18,617)           106,634          2,514
                                     ------------   ------------       ------------   ------------

        Income before income taxes      2,532,756      1,825,612          4,877,639      3,204,495

Income taxes                              952,843        660,136          1,824,046      1,207,359
                                     ------------   ------------       ------------   ------------

        Net income                   $  1,579,913   $  1,165,476       $  3,053,593   $  1,997,136
                                     ============   ============       ============   ============
Earnings per share:

  Basic                              $       0.14   $       0.11       $       0.27   $       0.19
                                     ============   ============       ============   ============
  Diluted                            $       0.14   $       0.10       $       0.27   $       0.18
                                     ============   ============       ============   ============


       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED MAY 31,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
Cash flows from operating activities
    Net income                                                 $ 3,053,593    $ 1,997,136
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                            1,134,281        859,948
        Deferred taxes                                              33,558             91
        Compensation - stock options                                12,000          4,550
        Tax benefit related to certain stock options
           and warrants                                             97,059        198,427
        Changes in assets and liabilities
          Increase in accounts receivable                         (161,971)    (1,417,575)
          Increase in inventories                               (1,644,703)    (1,516,282)
          Increase in prepaid expenses and other                  (370,747)      (219,569)
          Increase in accounts payable                             735,049        876,607
          Increase (decrease) in accrued payroll and related       100,847        (34,918)
          Increase (decrease) in accrued  expenses                 164,477        (23,084)
          Increase in customer deposits                             25,500          7,840

                                                               -----------    -----------
                    Net cash provided by
                       operating activities                      3,178,943        733,171
                                                               -----------    -----------
Cash flows from investing activities
    Capital expenditures                                        (1,806,323)      (547,393)
    Other                                                           22,821         (8,801)
                                                               -----------    -----------

                    Net cash used in investing activities       (1,783,502)      (556,194)
                                                               -----------    -----------

       See accompanying notes to these consolidated financial statements.


                        PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED MAY 31,
                                                              --------------------------
                                                                  1998           1997
                                                              -----------    -----------
Cash flows from financing activities
    Principal payments on long-term obligations                  (358,895)      (343,116)
    Net proceeds (payments) under line of credit agreements          --             --
    Exercise of stock options and warrants                        306,445        962,870
                                                              -----------    -----------
                    Net cash provided by (used in)
                        financing activities                      (52,450)       619,754
                                                              -----------    -----------
                    Net increase in cash and
                        cash equivalents                        1,342,991        796,731
                                                              -----------    -----------

Cash and cash equivalents, beginning of period                  5,398,030      5,266,279
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $ 6,741,021    $ 6,063,010
                                                              ===========    ===========


       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1998 AND NOVEMBER 30, 1997
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1998 and November 30, 1997 and the results of operations and cash flows for the six months ended May 31, 1998 and 1997.

         The results of operations for the six months ended May 31, 1998 and 1997 are not necessarily indicative of results for the full year.

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

NOTE 3   INVENTORIES

         Inventories consist of the following:

                                     May 31,                     November 30,
                                      1998                           1997
                                     -------                     ------------
            Raw materials          $ 6,546,269                   $ 6,738,918
            Work-in-process          4,412,313                     2,494,527
            Finished goods             561,922                       642,356
                                   -----------                   -----------
                                   $11,520,504                   $ 9,875,801
                                   ===========                   ===========

NOTE 4  EARNINGS PER SHARE DISCLOSURES

                                       FOR THE THREE MONTHS ENDED MAY 31, 1998
                                       ---------------------------------------
                                           INCOME       SHARES      PER-SHARE
                                         (NUMERATOR) (DENOMINATOR)    AMOUNT
                                         ----------- -------------  ---------

Basic EPS:
  Income available to common
     shareholders                        $1,579,913   11,169,632      $.14
                                                                      ====

Effect of Dilutive Securities:
  Options                                        --      255,191
                                         ----------   ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions   $1,579,913   11,424,823      $.14
                                         ==========   ==========      ====


                                       FOR THE THREE MONTHS ENDED MAY 31, 1997
                                       ---------------------------------------
                                           INCOME       SHARES       PER-SHARE
                                         (NUMERATOR) (DENOMINATOR)    AMOUNT
                                         ----------- -------------   ---------

Basic EPS:
  Income available to common
     shareholders                        $1,165,476   10,997,811       $.11
                                                                       ====

Effect of Dilutive Securities:
  Options                                       --       108,550
                                         ----------   ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions   $1,165,476   11,106,361       $.10
                                         ==========   ==========       ====

                                        FOR THE SIX MONTHS ENDED MAY 31, 1998
                                        ---------------------------------------
                                           INCOME       SHARES      PER-SHARE
                                         (NUMERATOR) (DENOMINATOR)   AMOUNT
                                         ----------- -------------  ---------

Basic EPS:
  Income available to common
     shareholders                        $3,053,593   11,155,564      $.27
                                                                      ====

Effect of Dilutive Securities:
  Options                                      --        250,331
                                         ----------   ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions   $3,053,593   11,405,895      $.27
                                         ==========   ==========      ====


                                         FOR THE SIX MONTHS ENDED MAY 31, 1997
                                         -------------------------------------
                                           INCOME       SHARES       PER-SHARE
                                         (NUMERATOR) (DENOMINATOR)     AMOUNT
                                         ----------- -------------   ---------

Basic EPS:
  Income available to common
     shareholders                        $1,997,136   10,797,528       $.19
                                                                       ====

Effect of Dilutive Securities:
  Options                                       --       216,974
                                         ----------   ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions   $1,997,136   11,014,502       $.18
                                         ==========   ==========       ====


NOTE 5  SHORT-TERM BORROWINGS

In March, 1998 the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May, 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.66% at May 31, 1998). The line is collateralized by accounts receivable.

The line is cross-collateralized with the term loan, and the bank has a security interest in the proceeds for the collection of accounts receivable and the Company's depository accounts. The agreements include financial covenants relating to the Company's operating performance and financial condition. In addition, a negative pledge agreement was executed which does not permit the Company to hold a lien or encumbrance on its inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales of $14,962,868 for the second quarter of 1998 increased by 46% from net sales of $10,241,534 for the second quarter of 1997. For the first six months of 1998, the Company reported net sales of $27,274,588, which was 38% higher than net sales of $19,722,114 for the first six months of 1997. The increase in net sales for both the second quarter and first six months was attributable to higher product demand and sales of the Company's premier product, the Versalock(R) 700 Series.

         Gross profit of $6,806,446 for the second quarter of 1998 was 45.5% of net sales, compared to $4,414,783 for the second quarter of 1997 which was 43.1% of net sales. Gross profit of $12,148,062 for the first six months of 1998 was 44.5% of net sales, compared to $8,182,400 for the first six months of 1997 which was 41.5% of net sales. The increase in gross profit for the second quarter and first six months of 1998 was due to increased sales of the Versalock(R) 700 product line described in the previous paragraph which has a higher gross margin than the Company's other product lines.

         Research and development expense for the second quarter of 1998 and 1997 was $1,659,290 and $903,086, respectively, which was 11.1% and 8.8% of net sales, respectively. Research and development expense for the first six months of 1998 and 1997 was $2,763,017 and $1,695,635, respectively, which was 10.1%
and 8.6% of net sales, respectively. Research and development programs continue to be implemented to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, thin film head, photomask, and microelectromechanical (MEMS). As a result, the Company's R&D lab is expanding requiring additional capital outlay. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

         Selling and administrative expense was $2,553,521 for the second quarter of 1998, up from $1,704,702 for the second quarter of 1997 which was 17.1% and 16.6% of net sales, respectively. Selling and administrative expense for the first six months of 1998 was $4,400,772, up from $3,279,756 for the first six months of 1997 which was 16.1% and 16.6% of net sales, respectively. For the second quarter and the first six months of 1998 spending has increased for marketing and investor relations initiatives to support the ongoing development of markets and increased awareness of the Company and its products. In addition, to a lesser extent, the increase in absolute dollars resulted from a generally higher level of overhead required to support the increased sales volume. As a percentage of net sales, for the first six months of 1998 these expenses have decreased as revenue growth has exceeded the growth in spending.

         Income before income taxes for the second quarter of 1998 was $2,532,756, an increase of $707,144 from $1,825,612 earned the second quarter of 1997. Net income per share (diluted) was $.14 for the second quarter of 1998, an increase of $.04 from $.10 for the second quarter of 1997. Income before income taxes for the first six months of 1998 was $4,877,639, an increase of $1,673,144 from $3,204,495 earned the first six months of 1997. Net income per share (diluted) was $.27 for the first six months of 1998, an increase of $.09 from $.18 for the first six months of 1997. The primary reasons for the increase for both the second quarter and first six months of 1998 relates to increased net sales with higher margins as described in the previous paragraphs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         Net cash provided by operations totaled $3,178,943 for the first six months of 1998, compared to $733,171 for the same period in 1997. Cash generated from operations for the first six months of 1998 consisted of various components, including net income of $3,053,593 plus non-cash expenses (depreciation and amortization) of $1,134,282. Other primary sources of cash include an increase in accounts payable and accrued expenses of $1,000,373. Primary sources of cash were partially offset by an increase in inventories of $1,644,703. The 22% increase in accounts payable and accrued expenses and the 17% increase in inventories were primarily related to a higher level of purchases required for the increased level of sales.

         Net cash used in investing activities for the first six months of 1998 was $1,783,502 compared to $556,194 for the same period in 1997. For the first six months of 1998, the Company incurred approximately $1,806,000 in capital expenditures, of which $227,000 was for the purchase of land to construct a 33,000 square foot building to be used for additional research and development and office space. Approximately $1,229,000 was for the purchase and construction of various lab equipment to be used for research and development. The remaining $350,000 was primarily for various computer equipment.

         March, 1998 the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May, 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.66% at May 31, 1998). The line is collateralized by accounts receivable and is cross-collateralized with the Company's $1,000,000 term loan.

         Net cash used in financing activities for the first six months of 1998 was $52,450 as compared to $619,754 provided by financing activities for the same period in 1997. Cash used for financing activities in the first half of 1998 included the principal repayment of approximately $359,000 of long-term obligations. Cash provided by financing activities included net receipts of $306,000 from the exercise of stock options in connection with the Company's stock option plan.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.


        10.15* Amendment to Employment Agreement between the Registrant and Stacy L. Wagner, effective August 19, 1997.

        10.47* Loan Agreement dated March 25, 1998 between the Company and NationsBank, N.A. (South) including Amendment to Credit Agreement, Amendment to Security Agreement, Amendment to Negative Pledge Agreement, Guaranty Agreement, Line of Credit Note and Line of Credit Consolidation Note.

        27*       Financial Data Schedule (for SEC use only)

        *Filed electronically herewith.

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the second quarter of fiscal 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PLASMA-THERM, INC.


Date:  June 12, 1998

                                         By: /s/STACY WAGNER
                                         ----------------------------------
                                         Stacy Wagner
                                         V.P. of Finance and Administration




Date:  June 12, 1998

                                         By: /s/RONALD S. DEFERRARI
                                         ----------------------------------
                                         Ronald S. Deferrari
                                         President, Chief Operating Officer

                                 EXHIBIT INDEX

  EXHIBIT                       DESCRIPTION
  -------                       -----------

   10.15* Amendment to Employment Agreement between the Registrant and Stacy L. Wagner, effective August 19, 1997.

   10.47* Loan Agreement dated March 25, 1998 between the Company and NationsBank, N.A. (South) including Amendment to Credit Agreement,
             Amendment to Security Agreement, Amendment to Negative Pledge Agreement, Guaranty
             Agreement, Line of Credit Note and Line of
             Credit Consolidation Note.

   27*       Financial Data Schedule (for SEC use only)

   *Filed electronically herewith.