Form 10-Q
period 1998-08-31
PLASMA THERM INC
filed 1998-09-18
CIK 354452

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the quarterly period ended AUGUST 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ______________ to ___________________
    Commission File Number 0-12353


                               PLASMA-THERM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                   04-2554632
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S.Employer Identification No.)
     incorporation or organization)

             10050 16TH STREET NORTH, ST. PETERSBURG, FLORIDA 33716
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (727) 577-4999
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                     Common Stock, par value $.01 per share
                       Outstanding at September 16, 1998:
                                   11,197,061
                       ----------------------------------

                               Page 1 of 16 Pages

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Balance Sheets - August 31, 1998 and
  November 30, 1997......................................................3

Statements of Income - Three Months and Nine Months ended
  August 31, 1998 and August 31, 1997 ...................................5

Statements of Cash Flows - Nine Months ended
  August 31, 1998 and August 31, 1997 ...................................6

Notes to Consolidated Financial Statements ..............................8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................16

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                   AUGUST 31,      NOVEMBER 30,
               ASSETS                                 1998            1997
                                                  -----------      -----------
                                                  (UNAUDITED)
Current assets
    Cash and cash equivalents                      $ 6,658,349      $ 5,398,030
    Accounts receivable                             12,325,611       13,755,778
    Inventories                                     13,245,711        9,875,801
    Prepaid expenses and other                         944,924          414,521
    Deferred tax asset                                 266,655          293,814
                                                   -----------      -----------

       Total current assets                         33,441,250       29,737,944
                                                   -----------      -----------
Property, plant and equipment
    Land                                             1,012,992          786,017
    Building                                         4,877,461        4,444,649
    Machinery and equipment                          9,291,348        7,678,097
    Leasehold improvements                             149,505          148,055
                                                   -----------      -----------

                                                    15,331,306       13,056,818
    Less accumulated depreciation and
       amortization                                  4,011,585        3,405,935
                                                   -----------      -----------

                                                    11,319,721        9,650,883
                                                   -----------      -----------

Other assets                                           248,598          218,263
                                                   -----------      -----------

                                                   $45,009,569      $39,607,090
                                                   ===========      ===========

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                      AUGUST 31,   NOVEMBER 30,
            LIABILITIES                                 1998           1997
                                                     -----------   -----------
Current liabilities
    Short-term borrowings                            $ 4,000,000   $ 2,000,000
    Current maturities of long-term obligations          650,318       723,968
    Accounts payable                                   3,160,717     3,141,397
    Accrued payroll and related                          424,412       651,505
    Accrued expenses                                     942,608       734,720
    Customer deposits                                    103,250          --
                                                     -----------   -----------

       Total current liabilities                       9,281,305     7,251,590
                                                     -----------   -----------

Long-term obligations                                  3,203,877     3,670,581
                                                     -----------   -----------

        SHAREHOLDERS' EQUITY

Shareholders' equity
     Common stock, $.01 par value (25,000,000
       shares authorized, 11,197,061 and
       11,126,561 shares issued and outstanding
       at August 31, 1998 and November 30, 1997)         111,972       111,267
    Additional paid-in capital                        17,116,279    16,695,253
    Retained earnings                                 15,296,136    11,878,399
                                                     -----------   -----------

                                                      32,524,387    28,684,919
                                                     -----------   -----------

                                                     $45,009,569   $39,607,090
                                                     ===========   ===========

       See accompanying notes to these consolidated financial statements.

                          PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                             AUGUST 31,                  AUGUST 31,
                                     ------------------------    -------------------------

                                         1998          1997          1998          1997
                                     -----------   -----------   -----------   -----------
Net sales                            $10,740,789   $12,423,261   $38,015,377   $32,145,375
Cost of sales                          6,440,026     7,255,530    21,566,552    18,795,244
                                     -----------   -----------   -----------   -----------

        Gross profit                   4,300,763     5,167,731    16,448,825    13,350,131
                                     -----------   -----------   -----------   -----------
Operating expenses:
   Research and development            1,620,855     1,020,622     4,383,872     2,716,257
   Selling and administrative          2,018,533     2,022,060     6,419,305     5,301,816
                                     -----------   -----------   -----------   -----------

        Total operating expenses       3,639,388     3,042,682    10,803,177     8,018,073
                                     -----------   -----------   -----------   -----------

        Operating income                 661,375     2,125,049     5,645,648     5,332,058

Interest (income) expense, net            46,260        56,064       152,894        58,578
                                     -----------   -----------   -----------   -----------

        Income before income taxes       615,115     2,068,985     5,492,754     5,273,480

Income taxes                             250,971       826,933     2,075,017     2,034,292
                                     -----------   -----------   -----------   -----------

        Net income                   $   364,144   $ 1,242,052   $ 3,417,737   $ 3,239,188
                                     ===========   ===========   ===========   ===========
Earnings per share:

  Basic                              $      0.03   $      0.11   $      0.31   $      0.30
                                     ===========   ===========   ===========   ===========
  Diluted                            $      0.03   $      0.11   $      0.30   $      0.29
                                     ===========   ===========   ===========   ===========

         See accompanying notes to these consolidated financial statements.

                         PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                              NINE MONTHS ENDED AUGUST 31,
                                                              ----------------------------

                                                                   1998           1997
                                                               -----------    -----------
Cash flows from operating activities
    Net income                                                 $ 3,417,737    $ 3,239,188
    Adjustments to reconcile net income to net
    cash provided by operating activities
        Depreciation and amortization                            1,792,087      1,314,768
        (Gain)/Loss on disposal of assets                              --          37,185
        Deferred taxes                                              27,159         74,824
        Compensation - stock options                                18,200          7,311
        Tax benefit related to certain stock options
           and warrants                                             97,086        329,459
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable             1,430,167     (4,652,561)
          Increase in inventories                               (3,369,910)    (1,810,869)
          Increase in prepaid expenses and other                  (530,403)      (199,197)
          Increase in accounts payable                              19,320      1,360,558
          Increase (decrease) in accrued payroll and related      (227,093)       142,322
          Increase in accrued expenses                             207,888        138,616
          Increase (decrease) in customer deposits                 103,250        (68,000)
                                                               -----------    -----------
             Net cash provided by (used in)
               operating activities                              2,985,488        (86,396)
                                                               -----------    -----------
Cash flows from investing activities
    Capital expenditures                                        (3,415,925)    (1,430,038)
    Other                                                          (75,335)        (5,957)
                                                               -----------    -----------

             Net cash used in investing activities              (3,491,260)    (1,435,995)
                                                               -----------    -----------

        See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                                   (UNAUDITED)

                                                   NINE MONTHS ENDED AUGUST 31,
                                                   ---------------------------

                                                       1998           1997
                                                   -----------    -----------
Cash flows from financing activities
    Proceeds from issuance of notes payable               --        1,000,000
    Principal payments on long-term obligations       (540,354)      (544,133)
    Net proceeds under line of credit agreements     2,000,000      2,000,000
    Exercise of stock options and warrants             306,445      1,286,205
                                                   -----------    -----------
              Net cash provided by
                  financing activities               1,766,091      3,742,072
                                                   -----------    -----------
              Net increase in cash and
                  cash equivalents                   1,260,319      2,219,681
                                                   -----------    -----------

Cash and cash equivalents, beginning of period       5,398,030      5,266,279
                                                   -----------    -----------

Cash and cash equivalents, end of period           $ 6,658,349    $ 7,485,960
                                                   ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 1998 AND NOVEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1998 and November 30, 1997 and the results of operations and cash flows for the nine months ended August 31, 1998 and 1997.

        The results of operations for the nine months ended August 31, 1998 and 1997 are not necessarily indicative of results for the full year.

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

NOTE 3  INVENTORIES

        Inventories consist of the following:

                                              AUGUST 31,          NOVEMBER 30,
                                                 1998                 1997
                                             -----------          ------------
           Raw materials                     $ 7,170,433          $ 6,738,918
           Work-in-process                     5,353,332            2,494,527
           Finished goods                        721,946              642,356
                                             -----------          -----------
                                             $13,245,711          $ 9,875,801
                                             ===========          ===========

NOTE 4  EARNINGS PER SHARE DISCLOSURES

                                          FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                                          ------------------------------------------
                                              INCOME        SHARES       PER-SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            ----------   -------------   ---------
Basic EPS:
  Income available to common
    shareholders                            $ 364,144     11,197,061      $.03
                                                                          ====

Effect of Dilutive Securities:
  Options                                        --          111,721
                                            ---------     ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions      $ 364,144     11,308,782     $.03
                                            =========     ==========     ====


                                          FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                                          ------------------------------------------
                                              INCOME        SHARES       PER-SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            -----------  --------------  ---------
Basic EPS:
  Income available to common
     shareholders                          $1,242,052     11,049,599       $.11
                                                                           ====

Effect of Dilutive Securities:
  Options

                                                 --          186,117
                                           ----------     ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions     $1,242,052     11,235,716       $.11
                                           ==========     ==========       ====



                                          FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                                          -----------------------------------------
                                           INCOME           SHARES         PER-SHARE
                                          (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                          -----------     -------------    ---------

Basic EPS:
  Income available to common
    shareholders                           $3,417,737     11,169,497         $.31
                                                                             ====

Effect of Dilutive Securities:
  Options                                        --          203,791
                                           ----------     ----------

Diluted EPS:
  Income available to common
    shareholders + assumed conversions     $3,417,737     11,373,288         $.30
                                           ==========     ==========         ====


                                          FOR THE NINE MONTHS ENDED AUGUST 31, 1997
                                          -----------------------------------------
                                            INCOME         SHARES          PER-SHARE
                                          (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                          -----------   -------------      ---------

Basic EPS:
  Income available to common
     shareholders                         $3,239,188     10,882,165          $.30
                                                                             ====

Effect of Dilutive Securities:
  Options                                       --          206,613
                                          ----------     ----------

Diluted EPS:
  Income available to common
   shareholders + assumed conversions     $3,239,188     11,088,778          $.29
                                          ==========     ==========          ====


NOTE 5 SHORT-TERM BORROWINGS

In March, 1998 the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May, 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.64% at August 31, 1998). The line is collateralized by accounts receivable.

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

NOTE 6  LONG-TERM BORROWINGS

The Company executed a commitment letter with its bank for the financing of a 33,000 square foot R&D facility adjacent to its current facility. Total cost of the new facility will be approximately $6,000,000, of which 75% will be financed by the bank. Construction is anticipated to begin in October 1998 and to be completed in May 1999. During the construction phase, interest will be payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five year term loan and amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Net sales of $10,740,789 for the third quarter of 1998 decreased by 13.5% from net sales of $12,423,261 for the third quarter of 1997. For the first nine months of 1998, the Company reported net sales of $38,015,377, which was 18.3% higher than net sales of $32,145,375 for the first nine months of 1997. The decrease in net sales for the third quarter was primarily due to the general slowdown of orders within the semiconductor equipment industry. The increase in net sales for the first nine months was attributable to higher product demand and sales of the Company's premier product, the Versalock(R) 700 Series during the first half of the year.

           Gross profit of $4,300,763 for the third quarter of 1998 was 40% of net sales, compared to $5,167,731 for the third quarter of 1997 which was 41.6% of net sales. Gross profit of $16,448,825 for the first nine months of 1998 was 43.3% of net sales, compared to $13,350,131 for the first nine months of 1997 which was 41.5% of net sales. The decrease in gross margin for the third quarter of 1998 was primarily attributed to product mix. The Company sold a relatively higher percentage of the lower margin product lines and a relatively lower percentage of the Company's highest margin product line, the Versalock(R) 700 Series, as compared to the third quarter of 1997. Additionally, as stated above, a slowdown in the semiconductor equipment industry resulted in lower net sales, which resulted in the Company experiencing an increase in fixed manufacturing costs as a percentage of net sales, thus creating a reduction in gross profit margin for the third quarter of 1998 over the same period for 1997. The increase in gross profit for the first nine months of 1998 was due to an increase in the percentage of sales of the Versalock(R) 700 product line over the same period in 1997.

           Research and development expense for the third quarter of 1998 and 1997 was $1,620,855 and $1,020,622, respectively, which was 15.1% and 8.2% of net sales, respectively. Research and development expense for the first nine months of 1998 and 1997 was $4,383,872 and $2,716,257, respectively, which was 11.5% and 8.4% of net sales, respectively. Research and development programs continue to be implemented to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and microelectromechanical (MEMS). To accommodate these research and development efforts, as noted below, the Company is constructing a new facility to be used primarily for research and development. The Company is currently incurring capital expenditures to equip this facility. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs and facilities in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

           Selling and administrative expense was $2,018,533 for the third quarter of 1998, down slightly from $2,022,060 for the third quarter of 1997 which was 18.8% and 16.3% of net sales, respectively. Selling and administrative expense for the first nine months of 1998 was $6,419,305, up from $5,301,816 for the first nine months of 1997 which was 16.9% and 16.5% of net sales, respectively. The net decrease in total dollars spent for the third quarter of 1998 was due to the following: a decrease in commissions paid to international manufacturers' representatives and the Company's sales personnel as a result of lower net sales described above, and, to a lesser extent, an increase in marketing expenditures to support the ongoing development of markets and increased awareness of the Company and its products. The increase as a percentage of net sales is a direct result of the decrease in net sales for the third quarter of 1998. The increase in selling and administrative expense for the first nine months of 1998 is primarily due to increased spending for marketing and investor relations initiatives.

           Income before income taxes for the third quarter of 1998 was $615,115, a decrease of $1,453,870 from $2,068,985 earned the third quarter of 1997. Net income per share (diluted) was $.03 for the third quarter of 1998, a decrease of $.08 from $.11 for the third quarter of 1997. Income before income taxes for the first nine months of 1998 was $5,492,754, an increase of $219,274 from $5,273,480 earned the first nine months of 1997. Net income per share (diluted) was $.30 for the first nine months of 1998, an increase of $.01 from $.29 for the first nine months of 1997. The primary reasons for the decrease for the third quarter and the slight increase for the first nine months of 1998 are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

           Net cash provided by operations totaled $2,985,488 for the first nine months of 1998, compared to net cash used in operations of $86,396 for the same period in 1997. Cash generated from operations for the first nine months of 1998 consisted of various components, including net income of $3,417,737 plus non-cash expenses (depreciation and amortization) of $1,792,087. The other primary source of cash was a decrease in accounts receivable of $1,430,167. Primary sources of cash were partially offset by an increase in inventories of $3,369,910. The decrease in accounts receivable was related to lower revenue generated in the third quarter of 1998. Visibility has lessened significantly due to the current economic conditions in the semiconductor industry as a whole which effects not only the Company but its customers as well. Therefore, the Company is positioning itself to respond to customers' needs for shortened delivery times by increasing work in process inventory. This will enable the Company to react quickly to customer needs.

           Net cash used in investing activities for the first nine months of 1998 was $3,491,260 compared to $1,435,995 for the same period in 1997. For the first nine months of 1998, the Company incurred approximately $3,400,000 in capital expenditures, of which $227,000 was for the purchase of land and $342,000 was for the beginning phases of construction on a 33,000 square foot building to be used for additional research and development and office space. Approximately $2,376,000 was for the purchase and construction of various lab equipment to be used for research and development. The remaining $455,000 was primarily for various computer and manufacturing equipment.

           Net cash provided by financing activities for the first nine months of 1998 was $1,766,091 as compared to $3,742,702 for the same period in 1997. Cash used for financing activities in the first nine months of 1998 included the principal repayment of approximately $540,000 of long-term obligations. Cash provided by financing activities included net receipts of $2,000,000 on the line of credit and $306,000 from the exercise of stock options in connection with the Company's stock option plan.

           In March 1998, the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.64% at August 31, 1998). The line is collateralized by accounts receivable and is cross-collateralized with the Company's $1,000,000 term loan.

           The Company has executed a commitment letter with its bank for the financing of a 33,000 square foot R&D facility adjacent to its current facility. Total cost of the new facility will be approximately $6,000,000, of which 75% will be financed by the bank. Construction is anticipated to begin in October 1998 and completed in May 1999. During the construction phase, interest will be payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five year term loan, amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents.

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

           The Company depends heavily on the success and growth of the high technology marketplace. In particular, the Company sells equipment directly to manufacturers in the optoelectronics/telecommunications, data storage, photomask and microelectromechanical (MEMS) industries. A slowdown in more than one of these industries could materially effect the Company's business.

           The Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in semiconductor capital equipment purchases could also affect the Company's business from time to time.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

  (a)    Exhibits.

         27*         Financial Data Schedule (for SEC use only)

         *Filed electronically herewith.

  (b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLASMA-THERM, INC.


Date: September 16, 1998                     By: /s/ STACY WAGNER
                                             --------------------
                                             Stacy Wagner
                                             V.P. of Finance and Administration


Date: September 16, 1998                     By: /s/ RONALD S. DEFERRARI
                                             ---------------------------
                                             Ronald S. Deferrari
                                             President, Chief Operating Officer