Form 10-K
period 1998-11-30
PLASMA THERM INC
filed 1999-02-12
CIK 354452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 0-12353


                               PLASMA-THERM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               FLORIDA                                        04-2554632
     ------------------------------                        -------------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


        10050 16TH STREET NORTH,
        ST. PETERSBURG, FLORIDA                                33716
----------------------------------------                      --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      ZIP CODE

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 577-4999

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                               ----------------
                               (TITLE OF CLASS)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $37,551,397.*

     As of January 15, 1999, 11,218,561 shares of Common Stock, $.01 par value, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on May 11, 1999 are incorporated by reference in Part III.

----------------
* Calculated by using the applicable closing trade price and by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS

GENERAL

     Plasma-Therm, Inc., together with its subsidiary, (collectively, the "Company") is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the optoelectronics/telecommunications, data storage, photomask, and microelelectromechanical (MEMS) industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent foreign manufacturer's representatives. The Company is a Florida corporation and was founded in 1975.

RECENT DEVELOPMENTS

     Fiscal year ended November 30, 1998 showed continued strong interest in the Versalock/registered trademark/ 700 family of cluster tools. Solid sales were observed in the optoelectronics/telecommunications and photomask markets. Data storage saw Versalock systems sales for development applications needed to produce GMR products. Additionally, initial Versalock sales into the MEMS market were obtained during this time period. This strong demand for the Versalock/registered trademark/ 700 products resulted from both the move to production systems with current customers, as well as the development of new processes for the Versalock/registered trademark/ 700.

     The Inductively Coupled Plasma source (ICP) has continued to be well accepted in the market place for a number of advanced etch processes. Deposition processes were also developed for data storage applications during 1998 using the ICP technology. Investigations for use of this technology in the MEMS and compound semiconductor markets were also pursued during 1998. Acceptance of high-density technology has been well received in the Company's four served markets resulting in increases in both Shuttlelock/registered trademark/ 770 and Versalock/registered trademark/ 770 sales.

     The Company began entrance into a new market with the development of Physical Vapor Deposition (PVD) technology in 1998. The Company believes that this program will open major new market opportunities during 1999. Although the potential for this technology extends through all markets, initial efforts are aimed at the data storage market. Additionally, PVD will be incorporated into the Versalock platform.

     In December 1997, the Company purchased approximately 1.4 acres to accompany the existing land, for the purpose of constructing a new 33,000-sq. ft. R&D, customer applications, and training center. Construction of the facility will begin in February 1999 and is expected to be completed in September 1999. More than half of the new facility will contain cleanroom areas for use in customer demonstration and support and development activities. Additionally, a dedicated training facility will be housed in the new building. The Company is investing heavily in capital equipment; once complete, the building will include more than 40 pieces of Plasma-Therm, Inc. processing equipment, as well as a significant number of new metrology and advanced analytical tools.

     In June 1998, the Company entered into a performance based, fixed price contract with BDM International, Inc., a wholly owned subsidiary of TRW, Inc., to facilitate the Company's transformation from its existing business processes to an Integrated Supply Chain Management philosophy. The program focuses in three areas: product realization, demand management, and supply management. The objective of the program is to reduce total delivered cost of a product through an aggressive cycle time and process improvement initiatives that leverages the technology investment the Company has made. In summary, the program identifies and puts into place all the tools and techniques and methods to ensure consistency and reliability of results.

PLASMA-THERM, INC. PRODUCT LINES

     The Company manufactures various product lines that perform thin film etching and deposition. Several products utilize batch processing in which wafers or substrates are placed into the plasma chamber and processed simultaneously. Also, the Company's products permit single wafer or substrate processing.

     The Company's thin film etching systems provide a combination of Reactive Ion Etching (RIE), Plasma-Etching (PE) and Inductively Coupled Plasma (ICP) capability, which permits advanced process applications for the Photomask, Data Storage, Compound Semiconductor, and Microelectromechanical (MEMS) markets.

     The Company also offers Plasma Enhanced Chemical Vapor Deposition (PECVD) and High Density Plasma (HDP) systems for depositing thin films for use in the same four served markets. Additionally, as stated above, Physical Vapor Deposition (PVD) is currently being developed, anticipating initial sales beginning in 1999.

     The Company's plasma systems are divided into two groups. The batch group consists of two product lines: (1) 790 Series, and (2) Shuttlelock/registered trademark/. The automated group of products consists of the Versalock/registered trademark/ 700 Series. These groups of products permit our customers to go from research and development to pilot production and then on to high volume manufacturing, utilizing the Company as their primary supplier.

     The batch product lines are marketed as related products to a wide range of industries (see Item 1, Business, General). They are modular in design with components that are largely interchangeable. The automated group of products are targeted specifically to high volume manufacturers of data storage products, optoelectronics/telecommunications, MEMS devices, and Mask/Reticles.

790 SERIES

     The 790 Series RIE, PECVD and ICP plasma system are widely accepted research and development plasma processing tools. The 790 Series has been successful in the marketplace as the successor to the System VII 70 and 700 Series. The 790 Series is primarily used for advanced research and development and pilot production of optoelectronics/telecommunications devices.

SHUTTLELOCK/registered trademark/ SERIES

     The Shuttlelock/registered trademark/ Series RIE, PECVD, and ICP plasma systems continue to be successful products. The Shuttlelock/registered trademark/ is a loadlocked, single or dual chamber plasma processing system. The loadlock allows the processing chambers to remain under vacuum; thus permitting increased process integrity. The Shuttlelock/registered trademark/ Series is used for pilot production and production of compound semiconductor devices, optoelectronics/telecommunications, and MEMS systems.

VERSALOCK/registered trademark/ 700 SERIES

     The Versalock/registered trademark/ 700 Series RIE, PECVD, HDP and ICP plasma systems are the Company's newest products. The Versalock/registered trademark/ 700 is the Company's first plasma system platform where multiple product generations will be developed using the same substrate handling mechanisms. The Versalock/registered trademark/ 700 has a central handler that permits up to three processing modules. The Versalock/registered trademark/ 700 is available with manual or cassette-to-cassette capability allowing it to meet advanced research and development and volume production requirements of the optoelectronics/telecommunications, data storage, photomask and MEMS system markets. This platform will serve as the basis for integration of new technologies that the Company chooses to market in the future.

SPECIALTY POWER SUBSYSTEMS AND DEVICES

     The Company's wholly owned subsidiary, Magnetran, Inc., is in the business of manufacturing transformers, reactors, power centers and related components. Manufacturers of induction melting furnaces, RF power supplies and AM/FM broadcast transmitters use these products.

MANUFACTURING AND SUPPLIES

     The Company designs and develops a substantial portion of its systems' components. The Company has multiple potential commercial sources for all of its components and sub-assemblies that it acquires from outside vendors, although it often uses a single vendor for a given item to achieve consistency, favorable pricing and dependable close relationships. The Company maintains significant inventory due to lengthy lead times of certain components, aggressive customer delivery requirements and the need to provide quality parts and service to its customers. An outside consultant, BDM International, Inc. (TRW/BDM) Integrated Supply Chain Solutions Management Consulting, was hired by the company during 1998 to improve manufacturing efficiencies and reduce inventories. Implementation of this program has begun in 1998, with completion scheduled during 1999.

PATENTS AND TRADEMARKS

     The Company believes that its success is dependent upon its ability to access and apply core technology to its products. This technology may be obtained either through internal development activities (and obtaining appropriate patent protection) or through licensing of important technology.

     There are a number of active patent activities currently being investigated at Plasma-Therm. The Company is actively pursuing two patents for MEMS processing. Additionally, other inventions that may require patent activities are under examination. These efforts are expected to continue over the short term.

     In addition to developing technology using Plasma-Therm internal resources, the company may decide to pursue licensing agreements with outside companies to gain time to market advantages over the competition. Examples of these agreements include the cluster tool license from Applied Materials, The ControlWorks license for non-exclusive rights for the installation and distribution of Cluster Tool control Software from Adventa, and the Bosch license for the non-exclusive rights to use their new plasma process technology.

RESEARCH AND DEVELOPMENT

     The markets served by the Company are characterized by rapid and constant technological change. There is no assurance that the Company's current products will be viable for extended time periods. Accordingly, the Company spends substantial resources for research and product development directed toward improving existing products and developing new products.

     During fiscal years ended November 30, 1998, 1997 and 1996, the Company spent approximately $6,090,000, $3,725,000 and $2,880,000, respectively, for research and product development.

     The company restructured it's R&D activities during 1998 to ensure that new products are developed quickly, cost effectively, and exceed customer requirements. Research personnel and equipment have been removed from day to day responsibilities, by physical separation of the R&D and applications laboratories. Additionally, R&D activities are only pursued if a customer sponsor is available for the project. These changes will act together to ensure R&D efforts will add to the bottom line in the future.

     No assurance can be given that the Company will be technologically or commercially successful in its current or in any other research and product development efforts. As of November 30, 1998, 42 employees were engaged primarily in research and product development activities.

MARKETING, SALES AND SERVICE

     In the United States, the Company sells its products through a direct sales force (West Coast, Central, and East Coast). Service is provided directly with locations near customer sites throughout the U.S.

     A substantial portion of the Company's business is outside of the United States. In Japan, the Company distributes its products exclusively through its distributor, Hakuto Co., Ltd., located in Tokyo. Hakuto purchases the Company's products for resale for its own account and provides sales and service through several locations in Japan. Sales to Hakuto Co., Ltd. amounted to 13%, 9% and 8% of total revenues in 1998, 1997 and 1996, respectively.

     Sales of the Company's products in Europe are handled through a network of manufacturer's representatives managed by the Company's direct sales office located in Somerset, England. Service is provided by locations throughout Europe.

     In the Far East (other than directly in Japan), manufacturer's representatives exclusively handle sales. The manufacturer's representatives and the Company support Far Eastern service directly.

     The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:

                                 YEAR ENDED NOVEMBER 30,
                              ------------------------------
                                1998       1997       1996
                              --------   --------   --------
AREA REVENUES
Domestic ..................       65%        73%        61%
Foreign ...................       35%        27%        39%
                                 ---        ---        ---
  Total ...................      100%       100%       100%
PRODUCT REVENUES
Plasma systems(1) .........       97%        95%        94%
Other(2) ..................        3%         5%         6%
                                 ---        ---        ---
  Total ...................      100%       100%       100%

----------------
(1) Includes core products and automated products.
(2) Includes transformers and other systems.

     See Note 8 to the Consolidated Financial Statements for additional foreign and domestic operations and export sales information.

     A substantial amount of equipment is sold by the Company with applications support and warranties of the systems' ability to perform the desired process within specified limits. In substantiating those warranties, the Company offers customers the opportunity to perform tests on the customers' sample wafers and substrates in the Company's process laboratories. The warranty period is typically one year from date of shipment.

BACKLOG

     The Company's backlog as of November 30, 1998 and 1997 was approximately $10,000,000 and $19,000,000, respectively. Backlog orders consist solely of those systems for which a delivery schedule has been specified and to which the customer has assigned a purchase order number. Orders generally are subject to cancellation by the customer upon payment of charges, which vary depending on the nature of the order and the timing of the cancellation. It is expected that substantially all of the November 30, 1998 backlog will be shipped during fiscal year 1999.

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

AUTOMATED PRODUCTS

     The competition for the Versalock/registered trademark/ 700 system is Balzers Process Systems, CVC Products, Veeco, STS, and Ulcoat, a subsidiary of Ulvac.

     Principal competitive factors include system performance, cost of ownership, size of installed base, diversity of product line and overall customer support. The Company's competitors have experience with complex high-volume manufacturing, and financial, technical, and marketing resources. Therefore, there can be no assurance that the Company's competitors will not develop systems and features that are superior to the Company's.

EMPLOYEES

     As of November 30, 1998, the Company had 186 full-time employees, 148 of whom are employed in Florida, 17 in New Jersey (Magnetran, Inc., the Company's wholly-owned subsidiary), 5 in Europe, with the remaining 16 located in its sales and service offices throughout the United States. Of such employees, 23 are executive or administrative, 46 are sales and service, 75 are manufacturing and 42 are research and development personnel. The Company currently does not have any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY AND KEY EMPLOYEES

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

         NAME            AGE                             POSITION
         ----            ---                             --------
Ronald H. Deferrari      58     Chairman of the Board
Ronald S. Deferrari      35     President, Chief Executive Officer
Edmond A. Richards       48     Vice President of Engineering
Stacy L. Wagner          35     Chief Financial Officer, Treasurer & Corporate Secretary
Dr. Jay Sasserath        36     Vice President of Strategic Marketing

     Ronald H. Deferrari is the founder of the Company and the father of Ronald
S. Deferrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

     Ronald S. Deferrari was appointed Chief Executive Officer in September 1998 and has been serving as President since June 1995. Mr. Deferrari has been employed with the Company in various capacities since 1983. Prior to his current positions, he served as Chief Operating Officer and Director of Sales and Marketing.

     Edmond A. Richards, PE, was appointed Vice President of Engineering in October 1996. Mr. Richards has been Director of Engineering since 1994 and has been employed with the Company for over twenty years. Since 1991 Mr. Richards has held various engineering management positions and prior to 1996, he served as General Manager of the Company for 11 years.

     Stacy L. Wagner, CPA, was appointed Chief Financial Officer, Treasurer and Corporate Secretary in September 1998. Prior to her current positions, she served as Vice President of Finance and

Administration. Ms. Wagner has held various financial managerial positions since her employment in 1993. Prior to joining Plasma-Therm, Inc., Ms. Wagner was employed by Grant Thornton LLP and Coopers & Lybrand.

     Dr. Jay Sasserath, Vice President of Strategic Marketing, has been employed with the Company since December 1996. Prior to coming to Plasma-Therm, Inc., he held various management positions in marketing and technical areas at Materials Research Corporation in New York.

OTHER KEY EMPLOYEES

     Dr. David J. Johnson, Process Scientist, has seventeen years of experience in the plasma-processing field and has been employed with Plasma-Therm, Inc. since 1979. Dr. Johnson is the Director of Research and Development with responsibility over all the Company's research and development. He is a widely acknowledged expert in the area of metal etching for the manufacture of silicon integrated circuits and complements this with knowledge and publications in virtually every aspect of plasma processing.

     Dr. Christopher Constantine, Applications Manager, has been employed with the Company since 1984. He has acquired considerable experience working in the ECR and ICP plasma processes after an extensive career in traditional parallel plate plasmas, and is widely acknowledged for his expertise.

     Lynn Ochs, Director of Sales, has been employed with the Company since 1996. Mr. Ochs brings over 20 years of semiconductor capital equipment experience to the Company, having held similar positions at Applied Materials, Perkin-Elmer and Bruce Technologies.

     Stephen M. Schultheis, Director, PVD Program and New Business Development, joined the company in 1998. Mr. Schultheis brings over 20 years of semiconductor capital equipment experience to Plasma-Therm, Inc. He has held senior marketing and technical management positions at Mattson Technology, Metron Technology, and Tylan Corporation.

     Sandy Miller, Director of Customer Service, joined the company in 1998. Mr. Miller has been in customer service management for over 20 years, with 12 years in the semiconductor equipment arena. Prior to joining Plasma-Therm, Inc. Mr. Miller held positions at Applied Materials and Speed Fam Corporation.

ITEM 2. PROPERTIES

     The Company's executive offices, manufacturing and product development facilities are located in a 60,000 square foot building in St. Petersburg, Florida that was constructed in June 1996. The Company holds a mortgage on the building, payable in monthly installments of $33,235, including interest at 8.5% through July 2001. A balloon payment is due at the end of the term. The land, the building and its contents collateralize the loan.

     In April, 1998, the Company executed a commitment letter with its bank for the financing of a 33,000 square foot R&D facility adjacent to its current facility. Total cost of the new facility will be approximately $6,000,000, of which 75% will be financed by the bank. Construction is anticipated to begin in February 1999 with a completion date of September, 1999. During the construction phase, interest will be payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The land, the building and its contents will collateralize the loan. The facility will reside on 1.4 acres of land purchased in December 1997 for $226,975.

     The Company's subsidiary, Magnetran, Inc., operates in one facility located in New Jersey. Magnetran, Inc. entered into a 5 year gross lease with the Company's Chairman of the Board commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. The aggregate rentals paid to the Chairman of the Board for all leases for the years ended November 30, 1998, 1997 and 1996, were approximately $95,000, $92,000 and
$90,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation, that is expected to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol PTIS. The following table sets forth the range of high and low trade prices for the Common Stock for fiscal 1998 and 1997 as reported by NASDAQ. The Company began trading on the NASDAQ National Market on June 6, 1996 and previously traded on the NASDAQ SmallCap Market. As of January 15, 1999, the closing price of the Company's Common Stock was $41/8.

                                 HIGH          LOW
                              ----------   ----------
   FISCAL 1997
   First quarter ..........   $611/16      $ 39/16
   Second quarter .........     65/16       311/16
   Third quarter ..........     87/8         51/16
   Fourth quarter .........   1213/16        73/8

   FISCAL 1998
   First quarter ..........   $ 87/8      $   6
   Second quarter .........     87/8         65/8
   Third quarter ..........    813/16        23/4
   Fourth quarter .........     47/8         23/8

     As of January 15, 1999, there were 531 record holders of the shares of Common Stock.

     There have been no dividends declared during 1998. The Company entered into a loan agreement with NationsBank of Florida, N.A. (NationsBank) in April 1997. That agreement contains covenants, which relate to the Company's operating performance and financial condition, including a tangible net worth ratio not to exceed 1 to 1 and a minimum cash flow ratio (as defined) of 2 to
1. As of November 30, 1998 and during the fiscal year the Company has been in compliance with these and other financial covenants. These covenants do not restrict the Company's ability to pay out dividends from retained earnings as of November 30, 1998. However, the Company currently intends to retain all of its earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED NOVEMBER 30,
                                         -----------------------------------------------------------------
                                            1998         1997         1996         1995           1994
                                         ----------   ----------   ----------   ----------   -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations:
 Revenues ............................    $49,088      $44,445      $37,862      $29,612        $23,318
 Net Income ..........................      1,370        4,661        2,994        1,089          1,963
 Net Income per common share .........        .12          .42          .28          .10            .22(1)

----------------
(1) Includes .04 increase (from .18 to .22) as a result of the cumulative effect of adopting SFAS 109.

                                                            YEARS ENDED NOVEMBER 30,
                                         --------------------------------------------------------------
                                            1998         1997         1996         1995         1994
                                         ----------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance Sheet at end of period:
 Working Capital .....................    $20,605      $22,486      $16,319      $15,102      $10,114
 Total assets ........................     47,269       39,607       31,475       26,909       16,583
 Total long-term obligations .........      3,085        3,671        3,589        1,147          811
 Shareholders' Equity ................     30,518       28,685       22,219       18,972       11,105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The dollar amounts referenced throughout this section are approximations, rounded to the nearest ten thousand ($10,000). References to years are to the Company's fiscal years ended November 30 of the year to which referred.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                              YEARS ENDED NOVEMBER 30,
                                       ---------------------------------------
                                           1998          1997          1996
                                       -----------   -----------   -----------
Net sales ..........................       100.0%        100.0%        100.0%
Cost of Sales ......................        62.1          57.8          62.0
                                           -----         -----         -----
Gross Profit .......................        37.9          42.2          38.0
Research and development ...........        12.4           8.4           7.6
Selling and administrative .........        17.7          16.6          17.4
Restructuring charge ...............         2.6           0.0           0.0
                                           -----         -----         -----
Operating Income ...................         5.2          17.2          13.0
Interest expense, net ..............          .5            .2            .2
                                           -----         -----         -----
Income before income taxes .........         4.7          17.0          12.8
Income taxes .......................         1.9           6.5           4.9
                                           -----         -----         -----
Net income .........................         2.8          10.5           7.9


COMPARISON OF FISCAL 1998 AND FISCAL 1997

     The Company's net sales increased $4,650,000, or 10%, to $49,090,000 in 1998, compared to net sales of $44,440,000 for 1997. The increase in net sales was primarily attributable to higher product demand and increased sales of the Company's newest product line, the Versalock/registered trademark/ 700 Series. Total sales related to Versalock/registered trademark/ 700 Series in 1998 and 1997 were $27,240,000 and $20,540,000, which represented 55% and 46% of net sales respectively.

     Gross profit of $18,600,000 for 1998 was 38% of net sales, compared to $18,750,000 for 1997, representing 42% of net sales. The decrease is primarily the result of a write down of inventory of approximately $2.2 million in 1998, compared to $1.2 million in 1997 as discussed in the following paragraph. In addition, to a lesser extent, the decrease in gross profit reflects an investment in additional service personnel and training to support the increasing number of installed systems. The Company believes it is essential to continue to make substantial investments in experienced customer service personnel to meet the high demands and expectations of its customers.

     In June of 1998 the Company entered into a contract with BDM International, Inc. (TRW/BDM) Integrated Supply Chain Solutions Management Consulting to facilitate the Company's transformation from its existing business processes to an Integrated Supply Chain Management philosophy (see the discussion on restructuring charge below). A byproduct of this program is the identification of non-productive inventory related to, among other things, engineering design changes, bill of materials restructuring, slow moving inventory, and de-emphasization of product lines and options. Accordingly, $2,230,000 of inventory related to these items was identified and written off during the year. In 1997 $1,200,000 of obsolete inventory was written off, of which $670,000 related to the discontinuance of Clusterlock/registered trademark/ 7000 series.

     Research and development expenses for 1998 were $6,090,000 compared to $3,730,000 in 1997, which were 12.4% and 8.4% of net sales, respectively. In 1998, the Physical Vapor Deposition, or PVD technology was being developed, which required additional resources as the development stage matured. In addition, several other research and development programs were implemented to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and microelectromechanical (MEMS). To accommodate these research and development efforts, as noted below, the Company is constructing a new facility to be used primarily for this purpose. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs and facilities in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

     Selling and administrative expenses for the year ended November 30, 1998 were $8,680,000, up from $7,380,000 for the year ended November 30, 1997 which were 17.7% and 16.6% of net sales, respectively. The increase of $1,300,000 relates primarily to increased spending for marketing and investor relation's initiatives to support the ongoing development of markets and heightened awareness of the Company and its products. The Company's marketing department was established during the second quarter of 1997. In addition, to a lesser extent, the Company incurred a higher level of overhead required to support the increased sales volume.

     The Company incurred a restructuring charge of $1,270,000 in 1998, which was the result of the implementation of the Integrated Supply Chain Management
(SCM) program with TRW/BDM. The SCM initiative is made up of three aspects:
Product Realization, Demand Management and Supply Management. The Product Realization process is designed to speed product development efforts, while identifying the best markets for the Company to invest its resources. The Demand Management process is designed to evaluate forecasting and sales order management, while working with customers to improve cycle times. The Supply Management process is designed to foster closer relationships with suppliers, improve quality, lower costs and improve cycle times. These three areas of focus are implemented in an integrated fashion using a 5-phase program and include improved use of information technology.

     As of November 30, 1998, new and streamlined business processes, new performance measures and improved cycle times related to the demand management and the supply management activities had begun to yield improved efficiencies throughout the Company. A number of operating activities were no longer required, and certain other activities were over-staffed. As a result, the Company downsized its workforce by approximately 15%, resulting in a charge of $340,000 related primarily to severance compensation. The balance of $930,000 consists of the consulting fees for TRW/BDM services. As of November 30, 1998, $1,000,000 remains in accrued liabilities relating primarily to the consulting fees and severance costs. The Company anticipates incurring approximately an additional $1,000,000 in 1999, with the majority of the cost being incurred in the first quarter of 1999, for the completion of this program.

     The Company's effective tax rate was 41% in 1998 compared to 38% in 1997. The higher rate in 1998 is a combination of lower income before income taxes in 1998 compared to 1997 and non-deductible charges related primarily to meals and entertainment remaining at the same level for both years. Therefore, as a percentage of income before income taxes, the non-deductible charges for 1998 are higher, resulting in a higher effective tax rate.

     Net income for 1998 was $1,370,000 compared to $4,660,000 in 1997. Net income per share was $.12 (diluted) for 1998, a decrease of $.30 from $.42 (diluted) for the year ended November 30, 1997. The components of this decrease are described above.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments, based on the way management organizes the segments for making business decisions and assessing performance. The Company plans to adopt SFAS No. 131 in 1999, which has a possible impact only to the Company's disclosure information and not its results of operations.

COMPARISON OF FISCAL 1997 AND FISCAL 1996

     For 1997 the Company reported net sales of $44,440,000, 17% higher than net sales of $37,860,000 for 1996. The increase in net sales was attributable to higher product demand and increased sales of the Company's newest products, the Versalock/registered trademark/ 700 Series and the Shuttlelock/registered trademark/ ICP Series. Sales of the Versalock/registered trademark/ 700 Series began in the fourth quarter of 1995 while sales of the Shuttlelock/registered trademark/ (770) ICP Series began in 1996. Total sales related to Versalock/registered trademark/ 700 Series in 1997 and 1996 were $20,540,000 and $16,210,000, respectively. Total sales related to the Shuttlelock/registered trademark/ (770) ICP Series in 1997 and 1996 were $7,240,000 and 2,390,000, respectively. These products combined, represented 62% and 49% of net sales in 1997 and 1996, respectively.

     Cost of products sold of $25,690,000 for 1997 was 58% of net sales, compared to $23,480,000 for 1996, representing 62% of net sales. The percentage decrease was primarily due to a combination of increased sales of the Company's most profitable product line, the Versalock/registered trademark/ 700 Series and an increase in average gross margin for both the Versalock/registered trademark/ 700 Series and Shuttlelock/registered trademark/ (770) Series. In addition, other manufacturing costs as a percentage of net sales decreased slightly from 1996 to 1997 which was primarily the result of improved operating efficiencies.

     Also included in cost of products sold was a provision for warranty costs and inventory obsolescence totaling $430,000 and $1,200,000 in 1997 and $660,000 and $390,000 in 1996, respectively. The $230,000 decrease in warranty costs and $810,000 increase in inventory obsolescence was primarily the direct result of the discontinuance of the Clusterlock/registered trademark/ 7000 series product line in 1997. As of November 30, 1997, the Company had no material warranty obligations related to this product line. Furthermore, the Company's increase in net sales in 1997 did not result in a corresponding increase in the warranty provision because the increase in net sales related primarily to the Company's newest products, the Versalock/registered trademark/ 700 series and Shuttlelock/registered trademark/ (770) ICP series which have lower warranty costs as compared to the Company's other products. Of the $1,200,000 provision for inventory obsolescence in 1997, $670,000, representing 2.6% of cost of products sold, related to the discontinuance of Clusterlock/registered trademark/ 7000 series. The remaining $530,000 provision was 2% of cost of products compared to $390,000 for 1996, which was 1.7% of cost of products sold.

     Research and development expenses for 1997 were $3,730,000, compared to $2,880,000 in 1996, which were 8.4% and 7.6% of net sales, respectively. In 1997 several research and development programs were implemented to enhance development efforts in the Company's target markets.

     Selling and administrative expenses for the year ended November 30, 1997 were $7,340,000, up from $6,540,000 for the year ended November 30, 1996 which were 16.5% and 17.3% of net sales, respectively. The slight decrease in the percentage was the result of certain overhead expenditures increasing at a lower rate than the increase in sales. Although selling and administrative expense as a percentage of net sales decreased slightly from 1996 to 1997, total dollars expended increased by $800,000. This increase related primarily to the marketing initiatives which began in the second quarter of 1997, resulting in higher expenditures associated with payroll, travel, conventions and advertising.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     Even though the semiconductor industry experienced a slowdown in 1998, the Company's financial condition remained strong, with a ratio of current assets to current liabilities of 2.5:1 at November 30, 1998, compared to 4.1:1 at November 30, 1997.

     Cash at November 30, 1998 was $7,170,000, which is an increase of $1,770,000 over $5,400,000 at November 30, 1997. The primary components of this increase are described herein. The following discussion highlights certain aspects of the Company's cash flow activities impacting cash along with certain related balance sheet line items. The activities to be discussed are as follows:

                                                                       1998             1997
                                                                 ---------------   --------------
Net cash provided by (used in) operating activities ..........    $  4,700,000      $   (280,000)
Net cash used in investing activities ........................      (5,540,000)       (2,290,000)
Net cash provided by financing activities ....................       2,610,000         2,700,000
                                                                  ------------      ------------
Net increase in cash .........................................       1,770,000           130,000

     The Company generated $4,700,000 of cash from operations in 1998, compared to $280,000 of cash used in 1997.

     Cash flows from operating activities in 1998 primarily reflected net income of $1,370,000, non-cash depreciation and amortization of $2,410,000, and increases of $1,690,000, $350,000, and $990,000 in accounts payable, accrued expenses, and accrued restructuring charge, respectively, partially offset by increases in accounts receivable of $1,080,000, prepaid income taxes of $1,150,000.

     Cash flows used in operating activities in 1997 primarily reflected net income of $4,660,000, non-cash depreciation and amortization of $1,870,000, and an increase of $920,000 in accounts payable, partially offset by increases in accounts receivable and inventories of $5,710,000 and $1,920,000, respectively.

     Depreciation and amortization was $2,410,000 in 1998 compared to $1,870,000 in 1997, a $540,000 increase. Approximately $3,590,000 and $860,000 of self-constructed and purchased equipment, respectively, was added in 1998 to be used in the development efforts in the Company's target markets and PVD technology discussed previously. The majority of the equipment is being depreciated over a three-year life.

     Accounts payable increased by $1,690,000 at November 30, 1998 to $4,830,000 from $3,140,000 at November 30, 1997. As a result of the weakened economic condition of the semiconductor industry, in September 1998, the Company temporarily extended its payment terms to primarily all of its vendors to ninety days. Although the payment terms are ninety days, the Company makes an effort to pay down the liabilities at an earlier date. As of November 30, 1998, 49%, 42% and 9%, of the balance was less than 30 days old, 30-59 days old, and over 60 days old, respectively, compared to 84% and 16% less than 30 days old and 30-59 days old as of November 30, 1997.

     Accrued expenses increased by $350,000 at November 30, 1998 to $1,080,000 from $730,000 at November 30, 1997. The balance in accrued commissions has increased $250,000 over 1997 related essentially to the timing of shipments and receipts on international sales.

     Accrued restructuring charge balance of $990,000, the increase over 1997, is related to an accrual for the TRW/BDM consulting services and severance costs discussed above.

     Accounts receivable increased by $1,080,000 at November 30, 1998 to $14,840,000 from $13,760,000 at November 30, 1997. Although net sales for the fourth quarter of 1998 were less than the same period in 1997, as a result of the weakened economy in the semiconductor industry, in order to secure sales, the Company has extended more favorable payment terms to certain customers.

     Prepaid income taxes increased by $1,150,000 at November 30, 1998 to $1,410,000 from $260,000 at November 30, 1997. The Company has overpaid $1,410,000 of federal and state income taxes, of which the majority is expected to be refunded in January 1999. This amount represents an increase over 1997 of $1,150,000.

     Net cash used in investing activities for 1998 was $5,540,000 compared to $2,290,000 in 1997. Cash used for investing activities in 1998 and 1997 was primarily for capital expenditures, of which $4,450,000 and $1,900,000, respectively, was for the construction and purchase of various lab equipment to be used in research and development. In addition, $310,000 incurred in 1998 and $410,000 incurred in 1997 is comprised of various production, transportation and computer equipment. Furthermore, in 1998, capital expenditures incurred for the land and construction of the new R&D facility totaled $230,000 and $390,000, respectively. The Company also incurred expenditures in 1998 related to its current facility totaling $160,000.

     In April, 1998 the Company executed a commitment letter with its bank for the financing of a 33,000 square foot R&D facility adjacent to its current facility. Total cost of the new facility will be approximately $6,000,000, of which 75% will be financed by the bank. Construction is anticipated to begin in February 1999 with a completion date of September, 1999. During the construction phase, interest will be payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The land, the building and its contents will collateralize the loan. The facility will reside on a portion of the existing land and 1.4 acres purchased in December, 1997.

     Net cash provided by financing activities for 1998 was $2,610,000 compared to $2,700,000 in 1997. For both 1998 and 1997, cash used in financing activities include $720,000 for the repayment of principal on long-term obligations. Cash provided by financing activities in 1998 and 1997 include an increase in proceeds under the line of credit agreements of $3,000,000 and $1,000,000, respectively, and an increase in the exercise of common stock in 1998 of $330,000 and an increase in the exercise of common stock and warrants in 1997 of $1,420,000. Additionally, in 1997 the Company executed a term loan with its bank, providing $1,000,000 in additional funds.

     In March, 1998 the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May, 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.55% at November 30, 1998). The line is collateralized by accounts receivable. The line is cross collateralized with the Company's $1,000,000 term loan, and the bank has a security interest in the proceeds for the collection of accounts receivable and the Company's depository accounts. The agreements include financial covenants relating to the Company's operating performance and financial condition. In addition, a negative pledge agreement was executed which does not permit the Company to hold a lien or encumbrance on its inventory. Magnetran, Inc. guarantees the line. As of November 30, 1998, the Company's availability under the line of credit was reduced by $186,500 as a result of outstanding letters of credit. The unused balance on the line at November 30, 1998 and 1997 was $4,813,500 and $4,957,850, respectively.

     At November 30, 1998, the Company's primary sources of liquidity consisted of cash, cash equivalents and a revolving credit facility with its bank.

FORWARD LOOKING INFORMATION

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements, including the forward-looking statements contained in this report. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following:

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

     Plasma-Therm, Inc. depends heavily on the success and growth of the high technology marketplace. In particular, a slowdown in personal computer consumption could cause a slowdown of disk drive production, resulting in lower output of data storage, which could materially effect the Company's business.

     The Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in the semiconductor capital equipment purchases could also affect the Company's business from time to time.

YEAR 2000

     The inability of computers, software, and other equipment that utilize microprocessors to recognize and properly process data fields containing a two-digit year commonly is referred to as the Year 2000 issue. The Company has conducted a comprehensive review of its hardware and software systems and all of the Company's embedded systems contained in the Company's buildings, plant, equipment, and other infrastructure to identify applications that could be affected by the Year 2000 issue. Following this review, the Company took corrective measures to resolve any problems associated with the Year 2000 issue, and the costs associated with such corrective measures were not material. All of the Company's hardware and software systems and embedded systems have been tested internally and the Company believes them to be Year 2000 compliant. However, there cannot be any guaranty that all of the Company's systems are Year 2000 compliant.

     The Company also has conducted a comprehensive review of the Year 2000 readiness of the Company's products, which includes the computers that form a part of the Company's products and the software included with the Versalock/registered trademark/ 700 Series. With respect to the computers that form a part of the Company's products, each of these computers is substantially Year 2000 compliant. However, the functions performed by these computers are not affected by their ability to recognize and perform properly date-sensitive functions. As a result, the performance of the Company's products is not affected by whether these computers are Year 2000 compliant. Accordingly, the failure of these computers to be Year 2000 compliant would not have a material affect on the Company.

     The Company includes a software program with the Versalock/registered trademark/ 700 Series. The Company has tested this software and found that the software could be affected by the Year 2000 issue. However, the Year 2000 problem associated with the software can be corrected by the user by changing the date manually on the computer. The Company is notifying its Versalock/registered trademark/ 700 Series customers of the manual method of correcting the Year 2000 problem. In addition, the Company is in the process of upgrading the software and expects to have the upgrade completed before December 31, 1999. Even without a software upgrade, because of the ease of correcting the problem manually, the Company does not believe the Year 2000 issue associated with this software will have a material affect on the Company.

     The Company does not interact electronically with either its customers or suppliers. Moreover, the Company does not believe that the failure of its customers or suppliers to be Year 2000 compliant would materially affect the Company's business, results of operations, or financial condition. Nonetheless, the Company has sent letters to each of its suppliers from whom the Company has purchased at least $1,000 of materials during 1998 to determine their Year 2000 readiness. The Company has received responses from a majority of these suppliers that they are or will be Year 2000 compliant, and the Company will continue to seek responses from the rest of its suppliers.

     Based on the Company's Year 2000 analysis described above, the Company is uncertain of its most reasonably likely worst case scenario if either the Company's products, systems, customers, or suppliers are not Year 2000 compliant. In addition, the Company has not established and does not intend to establish a contingency plan in case it is not Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                               PAGE
                                                              -----
Accountants' Report .......................................     23

Consolidated Financial Statements

 Balance Sheets --
   November 30, 1998, and 1997 ............................     24

 Statements of Income --
   Years Ended November 30, 1998, 1997, and 1996 ..........     26

 Statements of Shareholders' Equity --
   Years Ended November 30, 1998, 1997, and 1996 ..........     27

 Statements of Cash Flows --
   Years Ended November 30, 1998, 1997, and 1996 ..........     28

 Notes to the Financial Statements ........................     30

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Plasma-Therm, Inc.

     We have audited the accompanying consolidated balance sheets of Plasma-Therm, Inc. and Subsidiary as of November 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma-Therm, Inc. and Subsidiary as of November 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.


                                        GRANT THORNTON LLP


Tampa, Florida
January 18, 1999

                       PLASMA-THERM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                        NOVEMBER 30,
                                                                -----------------------------
                                                                     1998            1997
                                                                -------------   -------------
                             ASSETS
Current assets
 Cash and cash equivalents ..................................   $ 7,170,464     $ 5,398,030
 Accounts receivable ........................................    14,842,937      13,755,778
 Inventories ................................................     9,859,914       9,875,801
 Prepaid income taxes .......................................     1,405,591         258,101
 Prepaid expenses and other .................................       747,234         156,420
 Deferred tax asset .........................................       244,691         293,814
                                                                -----------     -----------
   Total current assets .....................................    34,270,831      29,737,944
                                                                -----------     -----------
Property, plant and equipment
 Building ...................................................     4,996,731       4,444,649
 Machinery and equipment ....................................    11,296,080       7,678,097
 Leasehold improvements .....................................       151,005         148,055
                                                                -----------     -----------
                                                                 16,443,816      12,270,801
Less accumulated depreciation and amortization ..............     4,610,619       3,405,935
                                                                -----------     -----------
                                                                 11,833,197       8,864,866
Land ........................................................     1,012,992         786,017
                                                                -----------     -----------
                                                                 12,846,189       9,650,883
                                                                -----------     -----------
Other assets ................................................       151,762         218,263
                                                                -----------     -----------
                                                                $47,268,782     $39,607,090
                                                                ===========     ===========
                          LIABILITIES
Current liabilities
 Line of credit .............................................   $ 5,000,000     $ 2,000,000
 Current maturities of long-term obligations ................       585,228         723,968
 Accounts payable ...........................................     4,828,263       3,141,397
 Accrued payroll and related ................................       605,431         651,505
 Accrued expenses ...........................................     1,083,535         734,720
 Accrued restructuring charge ...............................       992,847              --
 Customer deposits ..........................................       570,625              --
                                                                -----------     -----------
   Total current liabilities ................................    13,665,929       7,251,590
                                                                -----------     -----------
Long-term obligations .......................................     3,085,353       3,670,581
                                                                -----------     -----------
                           SHAREHOLDER'S EQUITY
Shareholders' equity
 Common stock, $.01 par value (25,000,000 shares authorized,
   11,207,061 and 11,126,561 shares issued and outstanding at
   November 30, 1998 and 1997, respectively ) ...............       112,072         111,267
 Additional paid-in capital .................................    17,156,849      16,695,253
 Retained earnings ..........................................    13,248,579      11,878,399
                                                                -----------     -----------
                                                                 30,517,500      28,684,919
                                                                -----------     -----------
                                                                $47,268,782     $39,607,090
                                                                ===========     ===========

             See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                          YEAR ENDED NOVEMBER 30,
                                           ------------------------------------------------------
                                                 1998               1997               1996
                                           ----------------   ----------------   ----------------
Net sales ..............................     $ 49,088,445       $ 44,444,657       $ 37,862,185
Cost of sales ..........................       30,491,002         25,689,816         23,480,636
                                             ------------       ------------       ------------
  Gross profit .........................       18,597,443         18,754,841         14,381,549
                                             ------------       ------------       ------------
Operating expenses:
 Research and development ..............        6,090,516          3,725,465          2,880,226
 Selling and administrative ............        8,683,252          7,379,055          6,574,536
 Restructuring Charge ..................        1,269,532                 --                 --
                                             ------------       ------------       ------------
  Total operating expenses .............       16,043,300         11,104,520          9,454,762
                                             ------------       ------------       ------------
  Operating income .....................        2,554,143          7,650,321          4,926,787
Interest (income) expense, net .........          226,473            112,107             72,412
                                             ------------       ------------       ------------
  Income before income taxes ...........        2,327,670          7,538,214          4,854,375
Income taxes ...........................          957,490          2,877,094          1,860,789
                                             ------------       ------------       ------------
  Net income ...........................     $  1,370,180       $  4,661,120       $  2,993,586
                                             ============       ============       ============
Earnings per share:
 Basic .................................     $       0.12       $       0.43       $       0.29
                                             ============       ============       ============
 Diluted ...............................     $       0.12       $       0.42       $       0.28
                                             ============       ============       ============

             See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE YEARS ENDED NOVEMBER 30, 1998


                                                                         ADDITIONAL
                                                                           PAID-IN         RETAINED
                                                 COMMON STOCK              CAPITAL         EARNINGS
                                          --------------------------   --------------   -------------
                                             SHARES
                                             ISSUED         AMOUNT         AMOUNT           AMOUNT
                                          ------------   -----------   --------------   -------------
Balance at November 30, 1995 ..........   10,279,561      $102,797      $14,645,775     $ 4,223,693

Exercise of stock options (inclusive of
 income tax benefits) .................      116,500         1,165          240,466              --

Compensation on unexercised
 stock options ........................           --            --           11,205              --

Net income ............................           --            --               --       2,993,586
                                          ----------      --------      -----------     -----------
Balance at November 30, 1996 ..........   10,396,061       103,962       14,897,446       7,217,279

Exercise of stock options (inclusive of
 income tax benefits) .................      330,500         3,305        1,482,967              --

Exercise of warrants ..................      400,000         4,000          304,840              --

Compensation on unexercised
 stock options ........................           --            --           10,000              --

Net income ............................           --            --               --       4,661,120
                                          ----------      --------      -----------     -----------
Balance at November 30, 1997 ..........   11,126,561       111,267       16,695,253      11,878,399

Exercise of stock options (inclusive of
 income tax benefits) .................       80,500           805          437,096              --

Compensation on unexercised
 stock options ........................           --            --           24,500              --

Net income ............................           --            --               --       1,370,180
                                          ----------      --------      -----------     -----------
Balance at November 30, 1998 ..........   11,207,061      $112,072      $17,156,849     $13,248,579
                                          ==========      ========      ===========     ===========

             See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED NOVEMBER 30,
                                                             ---------------------------------------------------
                                                                   1998              1997              1996
                                                             ---------------   ---------------   ---------------
Cash flows from operating activities
 Net income ..............................................    $  1,370,180      $  4,661,120      $  2,993,586
 Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and amortization ..........................       2,406,123         1,872,424           934,464
  Loss on disposal of assets .............................              --            37,185            14,066
  Deferred taxes .........................................          49,123            94,499           397,537
  Compensation -- stock options ..........................          24,500            15,310            33,306
  Tax benefit related to certain stock options
    and warrants .........................................         105,256           372,782            10,442
  Changes in assets and liabilities
   Increase in accounts receivable .......................      (1,087,159)       (5,709,648)         (163,703)
   (Increase) decrease in inventories ....................          15,887        (1,917,181)          100,713
   Increase in prepaid income taxes ......................      (1,147,490)         (163,868)          (76,187)
   (Increase) decrease in prepaid expenses
      and other ..........................................        (590,814)           76,230            (7,775)
   Increase (decrease) in accounts payable ...............       1,686,866           917,571          (696,253)
   Increase (decrease) in accrued payroll
      and related ........................................         (46,074)          (25,169)          274,025
   Increase (decrease) in accrued expenses ...............         348,815          (289,374)          (26,316)
   Increase in accrued restructuring charge ..............         992,847                --                --
   Increase (decrease) in customer deposits ..............         570,625          (218,000)          218,000
                                                              ------------      ------------      ------------
    Net cash provided by (used in)
       operating activities ..............................       4,698,685          (276,119)        4,005,905
                                                              ------------      ------------      ------------
Cash flows from investing activities
 Capital expenditures ....................................      (5,541,429)       (2,305,667)       (5,382,421)
 License acquisition .....................................              --                --          (297,462)
 Other ...................................................           6,501            15,863           122,171
                                                              ------------      ------------      ------------
    Net cash used in investing activities ................      (5,534,928)       (2,289,804)       (5,557,712)
                                                              ------------      ------------      ------------
Cash flows from financing activities
 Proceeds from issuance of long-term obligations .........              --         1,000,000         3,118,900
 Principal payments on long-term obligations .............        (723,968)         (719,346)         (568,622)
 Net proceeds (payments) under line of
   credit agreements .....................................       3,000,000         1,000,000        (1,000,000)
 Exercise of common stock and warrants ...................         332,645         1,417,020           209,090
                                                              ------------      ------------      ------------
    Net cash provided by financing activities ............       2,608,677         2,697,674         1,759,368
                                                              ------------      ------------      ------------
    Net increase in cash and cash equivalents ............       1,772,434           131,751           207,561
                                                              ------------      ------------      ------------
Cash and cash equivalents, beginning of year .............       5,398,030         5,266,279         5,058,718
                                                              ------------      ------------      ------------
Cash and cash equivalents, end of year ...................    $  7,170,464      $  5,398,030      $  5,266,279
                                                              ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended November 30:

                              1998           1997           1996
                          ------------   ------------   ------------
Cash paid for:
 Interest .............   $ 616,552      $ 474,602      $ 347,956
 Income Taxes .........   1,951,255      2,526,227      1,528,019

       See accompanying notes to these consolidated financial statements.

                       PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Plasma-Therm, Inc., a Florida corporation, together with its subsidiary (collectively, the "Company"), is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the optoelectronics/ telecommunications, data storage, photomask, microelectromechanical (MEMS), and other industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly owned subsidiary, Magnetran, Inc. All significant intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company utilizes an overnight-automated investment account for sweeping of funds. The overnight investment account is held in repurchase agreements backed by U.S. government securities.

ACCOUNTS RECEIVABLE AND BAD DEBTS

     The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Historically, bad debts have not been material.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost was determined using the first-in, first-out (FIFO) method for substantially all inventories.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is provided by generally using the straight-line method (straight-line and accelerated methods for tax purposes) over the useful lives of the related assets (machinery and equipment

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

principally over three to five years and building over 39 years). Depreciation expense for 1998, 1997 and 1996 was $2,346,123, $1,812,424 and $904,464,
respectively.

     Machinery and equipment category includes certain of the Company's current products, which are used two to three years on various research and development projects and subsequently sold. The items are depreciated over three years to reflect their use and correspondingly adjust the items to their estimated fair value. At November 30, 1998 and 1997 the cost and accumulated depreciation related to these items are approximately $6,507,000 and $1,827,000, and $3,932,000 and $1,477,000, respectively.

REVENUE AND COST RECOGNITION

     Sales of the Company's products are recognized upon acceptance by the customer and transfer of title, which is generally by the date of shipment.

FIELD SERVICE COSTS (PRINCIPALLY WARRANTY AND INSTALLATION)

     Field service costs related principally to warranty and installation are accrued upon the shipment of the products. The warranty reserve included in accrued expenses at November 30, 1998 and 1997 is $350,000. The warranty expense recorded in 1998, 1997, and 1996 of approximately $897,000, $428,000 (inclusive of a $260,000 reduction of warranty accrual) and $661,000, respectively, was determined by management using current and historical actual expense, industry experience and other factors.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

INCOME PER SHARE

     In 1998 the Company adopted the provisions of Statement of Financial Accountings Standards No. 128, "Earnings per Share" ("SFAS 128"), which require the retroactive restatement of previously reported earnings per share data. SFAS 128 requires the presentation of basic and diluted earnings per share.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The following is a reconciliation of the numerators and denominators of the computations of basic and diluted EPS for all periods presented.

                                                            FOR THE YEAR ENDED NOVEMBER 30, 1998
                                                        --------------------------------------------
                                                            INCOME           SHARES        PER-SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------   ---------------   ----------
   Basic EPS:
    Income available to common shareholders .........    $1,370,180        11,176,945       $ .12
                                                                                            =====
   Effect of Dilutive Securities:
    Options .........................................            --           154,038
                                                         ----------        ----------
   Diluted EPS:
    Income available to common shareholders +
      assumed conversions ...........................    $1,370,180        11,330,983       $ .12
                                                         ==========        ==========       =====

                                                            FOR THE YEAR ENDED NOVEMBER 30, 1997
                                                        --------------------------------------------
                                                            INCOME           SHARES        PER-SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------   ---------------   ----------
   Basic EPS:
    Income available to common shareholders .........    $4,661,120        10,941,888       $ .43
                                                                                            =====
   Effect of Dilutive Securities:
    Options .........................................            --           227,205
                                                         ----------        ----------
   Diluted EPS:
    Income available to common shareholders +
      assumed conversions ...........................    $4,661,120        11,169,093       $ .42
                                                         ==========        ==========       =====

                                                            FOR THE YEAR ENDED NOVEMBER 30, 1996
                                                        --------------------------------------------
                                                            INCOME           SHARES        PER-SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------   ---------------   ----------
   Basic EPS:
    Income available to common shareholders .........    $2,993,586        10,328,818       $ .29
                                                                                            =====
   Effect of Dilutive Securities:
    Options .........................................            --           269,065
                                                         ----------        ----------
   Diluted EPS:
    Income available to common shareholders +
      assumed conversions ...........................    $2,993,586        10,597,883       $ .28
                                                         ==========        ==========       =====

     Potentially dilutive common shares in the amount of 30,000, 0, and 102,000 for the years ended November 30, 1998, 1997, and 1996, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," is used to account for stock option awards granted to employees. As a result, Statement of Accounting Standards No. 123 (SFAS No. 123), "Accounting or Stock-Based Compensation" proforma disclosures are included in
Note 4 of the financial statements.

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

NEW ACCOUNTING PRONOUNCEMENT -- SEGMENT AND RELATED INFORMATION (NOT YET
ADOPTED)

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

RECLASSIFICATIONS

     Minor reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                       NOVEMBER 30,
                               -----------------------------
                                    1998            1997
                               -------------   -------------
   Raw materials ...........    $4,974,844      $6,738,918
   Work-in-process .........     4,477,355       2,494,527
   Finished goods ..........       407,715         642,356
                                ----------      ----------
                                $9,859,914      $9,875,801
                                ==========      ==========

     For the year ended November 30, 1998, the Company incurred a charge of $2,202,885 for obsolete and slow-moving inventory, of which $1,947,885 was recorded in the fourth quarter. This charge is included in cost of sales on the income statement.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 3. SHORT-TERM AND LONG-TERM BORROWINGS

LINE OF CREDIT

     In March, 1998 the Company increased its existing line of credit with its bank from $7,000,000 to $10,000,000. The term of the line of credit agreement is through May, 1999. Interest is payable monthly at the one month LIBOR rate plus 2% (7.55% at November 30, 1998). The line is collateralized by accounts receivable. The line is cross-collateralized with the term loan below, and the bank has a security interest in the proceeds for the collection of accounts receivable and the Company's depository accounts. The agreements include financial covenants relating to the Company's operating performance and financial condition. In addition, a negative pledge agreement was executed which does not permit the Company to hold a lien or encumbrance on its inventory. The line is guaranteed by Magnetran, Inc. As of November 30, 1998, the Company's availability under the line of credit was reduced by $186,500 as a result of outstanding letters of credit. The unused balance on the line at November 30, 1998 and 1997 was $4,813,500 and $4,957,850 respectively.

BANK COMMITMENT

     In April, 1998, the Company executed a commitment letter with its bank for the financing of a 33,000 square foot R&D facility adjacent to its current facility. Total cost of the new facility will be approximately $6,000,000, of which 75% will be financed by the bank. Construction is anticipated to begin in February 1999 with an estimated completion date of September 1999. During the construction phase, interest will be payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five year term loan and amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 3. SHORT-TERM AND LONG-TERM BORROWINGS--(CONTINUED)
NOTES PAYABLE

     Notes payable consist of the following:

                                                                        NOVEMBER 30,
                                                                -----------------------------
                                                                     1998            1997
                                                                -------------   -------------
   Note payable with a bank, payable in monthly installments
    of $33,235 including interest at 8.5% payable through
    July 2001. The note is secured by the land, the building
    and its contents. .......................................    $3,084,876      $3,211,891

   Note payable with a bank, payable in monthly installments
    of $27,778 plus interest at the one month LIBOR rate
    plus 2.25% (7.8% at November 30, 1998) maturing
    April 2000. The note is secured by various research
    and development equipment and is cross collateralized
    with the line of credit above. ..........................       472,218         805,554

   Notes payable with a bank, payable in monthly installments of $15,423 including interest of 7.92% payable through
    February 1999. The notes are secured by various
    machinery and equipment. ................................        45,668         219,585

   Obligations under capital lease agreements through
    August 1999 with an interest rate of 10.3%. The
    carrying value of related assets is $72,079 at
    November 30, 1998. ......................................        67,819         157,519
                                                                 ----------      ----------
                                                                  3,670,581       4,394,549
   Less current portion .....................................       585,228         723,968
                                                                 ----------      ----------
                                                                 $3,085,353      $3,670,581
                                                                 ==========      ==========

     Aggregate maturities of notes payable for three years following November 30, 1998 are as follows:

   1999 .................................................    $  585,228
   2000 .................................................       288,969
   2001 .................................................     2,796,384
                                                             ----------
                                                             $3,670,581
                                                             ==========

     The Company's line of credit and principally all its notes payable with its bank are subject to certain financial covenants including a tangible net worth ratio not to exceed 1 to 1 and a minimum cash flow ratio (as defined) of 2 to 1. As of November 30, 1998, and during the fiscal year, the Company has been in compliance with these and other financial covenants. These covenants do not restrict the Company's ability to pay out dividends from retained earnings as of November 30, 1998.

     Interest expense for the years ended November 30, 1998, 1997, and 1996 was $616,552, $474,602, and $342,203, reduced by interest income of $390,079,
$362,495, and $269,791, respectively, for financial statement presentation.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 4. SHAREHOLDERS' EQUITY

1995 STOCK INCENTIVE PLAN

     In June 1995, the Company's shareholders approved the 1995 Stock Incentive Plan (the Plan). The Plan authorizes the granting of both incentive stock options and non-qualified stock options up to a total of 1,000,000 shares, increased annually by an additional number of shares equal to 1% of the number of shares outstanding on the last day of each fiscal year, commencing November 30, 1995, provided that the maximum aggregate number of shares to be issued shall not exceed 4,500,000 (2,930,094 authorized as of November 30, 1998). The Plan authorizes the granting of both incentive stock options and non-qualified stock options. The option price for non-qualified stock options may be less than, equal to, or greater than the fair market value on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, is recognized over the vesting or service period. For all the periods presented substantially all of the options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Stock option activity under the 1995 Plan was as follows:

                                                                     NOVEMBER 30,
                                          ------------------------------------------------------------------
                                                   1998                   1997                  1996
                                          ---------------------- ----------------------- -------------------
                                                       WEIGHTED                WEIGHTED             WEIGHTED
                                                        AVERAGE                 AVERAGE             AVERAGE
                                                       EXERCISE                EXERCISE             EXERCISE
                                             SHARES      PRICE      SHARES       PRICE     SHARES    PRICE
                                          ----------- ---------- ------------ ---------- --------- ---------
   Outstanding -- beginning of year .....  1,023,500   $  5.06      809,000    $  3.73    223,000   $  3.00
   Granted ..............................    431,000      6.29      712,000       5.56    817,500      3.81
   Exercised ............................     80,500      4.13      330,500       3.35     94,500      1.80
   Expired ..............................     90,000      5.63       97,000       3.92         --        --
   Forfeited ............................     10,000      6.19       70,000       4.46    137,000      4.35
                                           ---------                -------               -------
   Outstanding -- end of year ...........  1,274,000      5.48    1,023,500       5.06    809,000      3.73
                                           =========              =========               =======
   Weighted Average fair value of
    options granted during the year .....              $  2.50                 $  2.53              $  1.79

     The following information applies to options outstanding and exercisable at November 30, 1998:

                                            WEIGHTED AVERAGE
                                               REMAINING
                                              CONTRACTUAL
                               NUMBER             LIFE          WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING         (YEARS)          EXERCISE PRICE
-------------------------  -------------   -----------------   -----------------
   OUTSTANDING SHARES:
   $2.12 - 3.87               226,000              0.55             $ 3.77
   $4.12 - 5.25               338,000              1.38             $ 4.19
   $6.19 - 6.97               680,000              1.93             $ 6.56
   $8.50                       30,000              2.53             $ 8.50

   EXERCISABLE SHARES:
   $2.12 - 3.87               216,000              0.45             $ 3.78
   $4.12 - 5.25               338,000              1.38             $ 4.19
   $6.19 - 6.97               680,000              1.93             $ 6.56

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 4. SHAREHOLDERS' EQUITY--(CONTINUED)

1988 STOCK OPTION PLAN AND INCENTIVE STOCK OPTION PLAN

     Upon adoption of the 1995 Stock Incentive Plan, the Company determined that no additional options would be granted under its former 1988 Plan. At November 30, 1996 no options were outstanding under this Plan. In addition, its former Incentive Stock Option Plan expired on September 15, 1991, with no options outstanding at November 30, 1996. Stock option activity was as follows under these Plans:

                                                    NOVEMBER 30, 1996
                                                --------------------------
                                                               EXERCISE
                                                 SHARES         PRICE
                                                --------   ---------------
   Outstanding -- beginning of year .........    63,000     $  1.41-2.50
   Granted ..................................        --
   Exercised ................................    22,000        1.41-2.50
   Canceled .................................    41,000        1.41-2.50
                                                 ------
   Outstanding -- end of year ...............        --
                                                 ======

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Management has made the determination not to adopt SFAS No. 123's accounting recognition provisions for employee stock options. Therefore, only proforma disclosures under SFAS No. 123 are required for 1996, 1997, 1998 and thereafter. Had compensation cost for stock options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                  1998              1997              1996
                                            ---------------   ---------------   ---------------
   Net Income               As reported       $ 1,370,180       $ 4,661,120       $ 2,993,586
                            Pro Forma             221,643         3,863,798         2,118,899
   Basic & Dilutive EPS     As Reported       $       .12       $       .42       $       .28
                            Pro Forma                 .02               .34               .20

     The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: No dividend yield for all years; expected volatility of 73.0, 69.9 and 79.3 percent; risk-free interest rates of 5.3, 6.1 and 6.0 percent; and expected lives of 2.2, 2.4 and 2.1 years.

COMMON STOCK WARRANTS

     In connection with the Company's borrowing from its former primary bank, the Company's Chairman of the Board of Directors executed a limited guarantee of the Company's indebtedness, which was subsequently released in 1989. The Company agreed to compensate the Company's Chairman of the Board of Directors for giving such guarantee by issuing to him a warrant expiring in April 2002, for the purchase of 500,000 shares of the Company's common stock at a purchase price per share of $.875. In accordance with the anti-dilution provisions contained in the above warrants, the exercise price of the warrants was adjusted as a result of the spin-off of the Company's subsidiary in

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 4. SHAREHOLDERS' EQUITY--(CONTINUED)

1992. The adjusted conversion price of the warrants is $.7721 per share. Warrants totaling 100,000 were exercised in April 1995 for $77,210. The remaining 400,000 warrants were exercised in January 1997 for $308,840.

NOTE 5. INCOME TAXES

     The provisions for income taxes consist of the following:

                                                              NOVEMBER 30,
                                               -------------------------------------------
                                                   1998           1997            1996
                                               -----------   -------------   -------------
   Current
    Federal ................................    $694,809      $2,141,214      $1,279,668
    State ..................................     108,278         268,599         181,951
                                                --------      ----------      ----------
                                                 803,087       2,409,813       1,461,619
                                                --------      ----------      ----------
   Deferred
    Federal ................................      47,832          83,823         154,818
    State ..................................       1,315          10,676          18,000
                                                --------      ----------      ----------
                                                  49,147          94,499         172,818
                                                --------      ----------      ----------
   Investment tax credits ..................          --              --         223,476
   Tax benefit from the exercise of employee
    stock options ..........................     105,256         372,782          10,442
   Other ...................................          --              --          (7,566)
                                                --------      ----------      ----------
                                                $957,490      $2,877,094      $1,860,789
                                                ========      ==========      ==========

     The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

                                                              NOVEMBER 30,
                                               -------------------------------------------
                                                   1998           1997            1996
                                               -----------   -------------   -------------
   Tax expense at statutory rate ...........    $ 791,408     $2,562,993      $1,650,488
   State income taxes, net of federal income
    tax benefit ............................       91,779        233,819         139,175
   Non-deductible charges ..................       93,037         63,112          61,172
   Other ...................................      (18,734)        17,170           9,954
                                                ---------     ----------      ----------
                                                $ 957,490     $2,877,094      $1,860,789
                                                =========     ==========      ==========

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 5. INCOME TAXES--(CONTINUED)

     The deferred taxes consist of the following:

                                                      NOVEMBER 30,
                                              -----------------------------
                                                   1998            1997
                                              -------------   -------------
   Assets:
    Vacation accrual ......................    $  129,015      $   82,942
    Reserves (warranty and other) .........       214,189         298,034
    Deferred compensation .................        65,433          19,105
    Stock options .........................        13,435           1,599
                                               ----------      ----------
                                               $  422,072      $  401,680
   Liabilities:
    Depreciation ..........................      (177,381)       (107,866)
                                               ----------      ----------
   Deferred tax asset, net ................    $  244,691      $  293,814
                                               ==========      ==========

NOTE 6. COMMITMENTS

OPERATING LEASES

     Magnetran, Inc. entered into a 5 year gross lease with the Company's Chairman of the Board, commencing November 1, 1994 for approximately 17,750 square feet in New Jersey. The premises are leased at an aggregate annual base rental of $86,841, which escalates 3% annually. After the initial term of the lease, Magnetran has an option to renew for five years with a 3% increase each year. Total rent paid to the Chairman of the Board for the years ended November 30, 1998, 1997 and 1996, were approximately $95,000, $92,000 and $90,000, respectively.

     In August 1996 the Company executed a lease with its bank for furniture for its manufacturing facility. Total minimum lease payments are $466,080 to be paid in 60 monthly installments beginning in August 1996. At the end of the initial term the Company has the option to extend the lease for an additional twelve months or purchase the furniture at the then fair market value. Also, the Company uses office equipment under non-cancelable operating leases expiring through 2002.

     The future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

YEAR ENDED NOVEMBER 30,
-----------------------
  1999 ...................................    $336,091
  2000 ...................................     239,755
  2001 ...................................     149,064
  2002 ...................................      14,040
                                              --------
  Total minimum lease payments ...........    $738,950
                                              ========

     The total rental expense for all operating leases was $310,377, $303,147 and $553,188 for the years ended November 30, 1998, 1997 and 1996, respectively.

DISTRIBUTORSHIP AGREEMENT

     The Company has an exclusive distributorship agreement with a Japanese company. If the Company terminates the agreement for reasons other than breach of contract, the Company is required

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 6. COMMITMENTS--(CONTINUED)

to repurchase the demonstration systems and spare parts inventory sold to the distributor at a purchase price equal to a percentage of the original sales price, discounted each year the equipment is held by the distributor. Although there is no intent at November 30, 1998 to terminate the agreement, the obligation to repurchase the demonstration equipment held by the distributor would be approximately $285,000 if terminated.

LICENSE AGREEMENT

     In June 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to its patent on a new plasma process technology. In exchange for the use of the patent the Company paid an initial license fee which is being amortized using the straight line method and a five year useful life (unamortized license fee is classified in other assets). In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a specified royalty fee per plasma processing chamber. After this initial time period, the specified royalty fee per plasma processing chamber will be reduced.

CONTRACTUAL OBLIGATIONS

     The Company has employment agreements with its key executive officers, the terms of which expire at various times through September 2001. The agreements provide for minimum annual total compensation of approximately $670,000. In addition, key officers receive an annual bonus as a percent of net income up to a certain cap.

RESTRUCTURING CHARGE

     On June 29, 1998 the Company entered into a performance based, fixed price contract with BDM International, Inc., a wholly owned subsidiary of TRW, Inc. (TRW/BDM) to facilitate the Company's transformation from its existing business processes to an Integrated Supply Chain Management philosophy. The program focuses in three areas: product realization, demand management and supply management. The objective of the program is to reduce total delivered configured cost of a product through an aggressive cycle time, process improvement initiative, that leverages the technology investment the Company has made, and put into place all the tools and techniques and methods to ensure consistency and reliability of results. Estimation of total fees from June 29, 1998 to completion estimated date of April, 1999 ranges from $1,200,000 to $1,800,000. Expenditures incurred through November 30, 1998 relating to this contract total $924,543 which are included on the income statement in restructuring charge. Total shown on the balance sheet included in accrued restructuring charge is $744,543 as of November 30, 1998. This amount is expected to be paid prior to November 30, 1999.

     In addition to the costs associated with the contracts above, as a result of the beginning stages of the implementation of the new and streamlined business processes, a number of operating activities were no longer required, and certain other activities were over-staffed. Therefore, in November, 1998 the Company downsized its workforce by approximately 15%, resulting in a charge of $344,989 related primarily to severance compensation. This amount is also included on the income statement in restructuring charge. Total shown on the balance sheet included in accrued restructuring charge is $248,304 as of November 30, 1998. This amount is expected to be paid prior to May 31, 1999.

     The total restructuring charge of $1,269,532 was recognized in the fourth quarter of 1998.

                       PLASMA-THERM, INC. AND SUBSIDIARY

NOTE 7. AFFILIATE TRANSACTIONS

     During 1996 in the ordinary course of business the Company had net sales to and purchases from RF Power Products, a former subsidiary which was spun off in 1992, of $871,573 and $1,490,559, respectively. RF Power Products was purchased by Advanced Energy Industries in 1998. The Company's Chairman of the Board's ownership in RFPP's common stock received at the time of the spin-off has substantially declined since the spin-off, and accordingly, no disclosures are made herein of the sales and purchase activity subsequent to 1996.

NOTE 8. SEGMENT AND OTHER INFORMATION

GEOGRAPHIC SALES

                                                                 NOVEMBER 30,
                                               ------------------------------------------------
                                                    1998             1997             1996
                                               --------------   --------------   --------------
   Export revenues from the United States to
    unaffiliated foreign customers .........    $16,947,852      $12,110,184      $14,761,397
                                                -----------      -----------      -----------

     All foreign sales are denominated in U.S. dollars.

CUSTOMER SALES

     In 1996 approximately 24% of consolidated net sales were to one customer. No sales in excess of 10% of revenue were made to a single customer in 1998 and 1997. In 1998, 1997 and 1996 net sales to the Company's current Japanese distributor were approximately 13%, 9% and 8% of revenue, respectively.

NOTE 9. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan which is qualified under
Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees over the age of twenty-one. The plan consists of an employee elective contribution and a company matching contribution for each eligible participant. The Company's matching contribution is specified by the Company's Board of Directors, is discretionary and can change from year to year. Forfeitures resulting from a terminated participant's failure to be fully vested in the Company's matching contribution will be used to reduce future contributions of the Company. The Company's contribution for this plan for 1998, 1997 and 1996 was $96,160, $70,428 and $23,616 respectively.

NOTE 10. SUBSEQUENT EVENTS

     In January 1999, the Company entered into a license agreement with a domestic company for the non-exclusive rights to its patent on cluster tool technology. In exchange for the use of the patent the Company paid an initial license fee for use of the patent prior to the effective date of this agreement. In addition, the Company will pay a specified royalty fee calculated as a percentage of the net revenue of each system shipped including this technology.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

     Except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Item 1, "Executive Officers of the Company", and the information regarding security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, which is included in Item 12, "Security Ownership of Certain Beneficial Owners and Management", Items 10, 11 and 13 are hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders presently scheduled for May 11, 1999 (the "Proxy Statement") which Proxy Statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, in accordance with General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 15, 1999, based on 11,218,561 shares of the Company's Common Stock outstanding on that date, by
(i) each person who is known to beneficially own more than 5% of the Company's Common Stock, computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended; (ii) each of the Company's directors; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers of the Company as a group. The shareholders listed possess sole voting and investment power with respect to the shares listed.

                                       AMOUNT OF       APPROXIMATE
                                       BENEFICIAL      PERCENT OF
NAME                                   OWNERSHIP          CLASS
---------------------------------   ---------------   ------------
Ronald H. Deferrari .............     2,038,300           18.17%
 10050 16th Street North
 St. Petersburg, FL 33716

Anastasios S. Gianoplus .........        40,000(1)            *
 10050 16th Street North
 St. Petersburg, FL 33716

Lubek Jastrzebski ...............        40,000(2)            *
 10050 16th Street North
 St. Petersburg, FL 33716

Richard T. Heglin ...............         6,000(3)            *
 10050 16th Street North
 St. Petersburg, FL 33716

Ronald S. Deferrari .............       531,892(4)         4.54%
 10050 16th Street North
 St. Petersburg, FL 33716

Edmond A. Richards ..............       146,000(5)         1.29%
 10050 16th Street North
 St. Petersburg, FL 33716

Stacy Wagner ....................       128,000(6)         1.13%
 10050 16th Street North
 St. Petersburg, FL 33716

                                         AMOUNT OF       APPROXIMATE
                                        BENEFICIAL        PERCENT OF
NAME                                     OWNERSHIP          CLASS
----------------------------------   ----------------   -------------
Dr. Jay N. Sasserath .............        100,000(7)             *
 10050 16th Street North
 St. Petersburg, FL 33716

Executive officers and directors
  as a group (8 persons) .........      3,030,192            24.97%

----------------
 *  Less than 1% of the outstanding stock.

(1) Includes an option to purchase 20,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 5,000 shares at a price of $3.60 per share, which expires on June 30, 2000; an option to purchase 5,000 shares at a price of $6.97 which expires on August 19, 2000; an option to purchase 5,000 shares at a price of $6.19 which expires on January 13, 2001. The number of shares reflected does not include 5,000 shares which Mr. Gianoplus has the right to acquire pursuant to a stock option exercisable after June 30, 1999 at an exercise price of $3.75 per share.

(2) Includes an option to purchase 5,000 shares at a price of $3.87 per share, which expires April 30, 1999; an option to purchase 20,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 5,000 shares at a price of $3.60 per share, which expires on June 30, 2000; an option to purchase 5,000 shares at a price of $6.97 per share, which expires on August 19, 2000; and an option to purchase 5,000 shares at a price of $6.19 which expires on January 13, 2001. The number of shares reflected does not include 5,000 shares which Mr. Jastrzebski has the right to acquire pursuant to a stock option exercisable after June 30, 1999 at an exercise price of $3.75 per share.

(3) Includes an option to purchase 5,000 shares at a price of $6.19, which expires on January 13, 2001.

(4) Includes an option to purchase 110,000 shares at a price of $3.87 per share, which expires on April 30, 1999; an option to purchase 150,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 125,000 shares at a price of $6.97 per share, which expires on August 19, 2000; and an option to purchase 125,000 shares at a price of $6.19 per share, which expires on January 13, 2001. The number of shares reflected does not include 50,000 shares which Mr. DeFerrari has the right to acquire pursuant to a stock option exercisable after July 8, 1999 at an exercise price of $4.75 per share.

(5) Includes an option to purchase 50,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 30,000 shares at a price of $6.97 which expires on August 19, 2000; and an option to purchase 50,000 shares at a price of $6.19 which expires on January 13, 2001. The number of shares reflected does not include 15,000 shares which Mr. Richards has the right to acquire pursuant to a stock option exercisable after July 8, 1999 at an exercise price of $4.75 per share.

(6) Includes an option to purchase 50,000 shares at a price of $3.87 per share, which expires on April 30, 1999; an option to purchase 10,000 shares at a price of $5.25 which expires on June 26, 1999; an option to purchase
    15,000 shares at a price of $4.12 per share, which expires on May 6, 2000; an option to purchase 10,000 shares at a price of $6.97 per share, which expires on August 19, 2000; and an option to purchase 10,000 shares at a price of $6.19 which expires on January 13, 2001. The number of shares reflected does not include 15,000 shares which Ms. Wagner has the right to acquire pursuant to a stock option exercisable after July 8, 1999 at an exercise price of $4.75 per share.

(7) Includes an option to purchase 50,000 shares at a price of $6.97 per share, which expires on August 19, 2000; and an option to purchase 50,000 shares at a price of $6.19, which expires on January 13, 2001. The number of shares reflected does not include 7,500 shares which Mr. Sasserath has the right to acquire pursuant to a stock option exercisable after July 8, 1999 at an exercise price of $4.75 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The following documents are filed as part of this Form 10-K:

    (1) Consolidated Financial Statements

        The index to the Consolidated Financial Statements of the Company is included on page 21 in Part II, Item 8.

    (2) Financial Statement Schedules

        (a) Schedule II -- Valuation and Qualifying Accounts

        All other schedules are omitted either because the schedule is inapplicable or the required information is included elsewhere in the Financial Statements.

    (3) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended November 30, 1998.

    (4) Exhibits

 EXHIBIT
   NO.                                          DESCRIPTION OF EXHIBITS
--------   ------------------------------------------------------------------------------------------------
 3.1       Articles of Incorporation of the Registrant, as amended May 6, 1994 (Exhibit 3.1 to the
           Registrant's 1994 Form 10-K).*
 3.2       By-laws of the Registrant (Exhibit 3.2 to the Registrant's 1994 Form 10-K).*
 3.3       Amendment to the Registrant's Articles of Incorporation (Exhibit 3.1 to the Registrant's
           May 31, 1995 Form 10-Q).*
 3.4       Amendment to the Registrant's Articles of Incorporation (Exhibit 3.4 to the Registrant's
           May 31, 1996 Form 10Q).*
 4.1       Notes and Warrant Agreements dated July 1, 1980 and February 17, 1981, and amendments thereto, between the Registrant and Atalanta Investment Company, Inc. and related consents (Exhibits 3.3, 3.4 and 3.5 to the 1981 Registration Statement, Exhibit 3.5.1 to
           Amendment No. 1 to the Registration Statement No. 2-73281-NY filed on July 20, 1981 and
           Exhibit 4.3 to the Registration Statement No. 2-82980 filed on April 11, 1983).*
 4.2       Amendment, dated November 1, 1988, to the Note and Warrant Agreements between the
           Registrant and Atalanta Investment Company (Exhibit 4.2 to the Registrant's Annual
           Report Form 10-K for the year ended November 30, 1988).*
 4.3       Amendment, dated July 21, 1989 to the Note and Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit 4.3 to Registrant's Annual Report on
           Form 10-K for the year ended November 30, 1989).*
 4.4       Warrant dated as of July 24, 1987 between the Registrant and Ronald H. Deferrari (Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1987).*
 4.5       Stock Option Plan of the Registrant, dated December 1, 1988. (Exhibit 4.4 to the Registrant's
           1988 Form 10-K).*
 4.6       1995 Stock Incentive Plan of the Registrant, dated June 14, 1995 (Exhibit 4 to the Registrant's
           1995 Form S-8).*
 4.7       Form of stock certificate (Exhibit 4.6 to the Registrant's 1994 Form 10-K).*

 EXHIBIT
   NO.                                      DESCRIPTION OF EXHIBITS
--------   -----------------------------------------------------------------------------------------
 4.8       The Company's 1995 Stock Incentive Plan, as Amended and Restated Effective as of May 6,
               1997.*
 4.9       The Company's 1995 Stock Incentive Plan, as Amended and Restated Effective as of
           January 8, 1999.
10.1       Employment Agreement dated May 3, 1994 between the Registrant and Ronald H. Deferrari
           (Exhibit 10.1 to the Registrant's 1994 Form 10-K).*
10.2       Amendment to Employment Agreement between the Registrant and Ronald H. Deferrari, dated June 26, 1995 (Exhibit 10.30 to the Registrant's August 31, 1995 Form 10-Q).*
10.3       Amendment between the Registrant and Diana M. DeFerrari, dated September 18, 1996.*
10.4       Employment Agreement between the Registrant and Diana M. DeFerrari, dated February 9,
           1995 (Exhibit 10.1 to the Registrant's May 31, 1995 Form 10-Q).*
10.5       Employment Agreement dated May 18, 1994 between the Registrant and Ronald S. Deferrari
           (Exhibit 10.3 to the Registrant's 1994 Form 10-K).*
10.6       Amendment to Employment Agreement between the Registrant and Ronald S. Deferrari, dated June 26, 1995 (Exhibit 10.31 to the August 31, 1995 Form 10-Q).*
10.7       Lease dated as of November 1, 1994 between Magnetran, Inc., and Ronald H. Deferrari for property located at 136 Route 73, Voorhees, New Jersey.*
10.8       Amendment to Employment Agreement between the Registrant and Ronald S. Deferrari, dated June 26, 1995.*
10.9       Employment Agreement dated December 1, 1992 between the Registrant and Edmond A.
           Richards.*
10.10      Amendment to Employment Agreement between the Registrant and Curtis A. Barratt, dated
           September 18, 1996.*
10.11      Amendment to Employment Agreement between the Registrant and Edmond A. Richards, dated October 9, 1996.*
10.12      Employment Agreement between the Registrant and Edmond A. Richards, dated January 22,
               1997.*
10.13      Employment Agreement between the Registrant and Ronald S. Deferrari, dated January 22,
               1997.*
10.14      Employment Agreement between the Registrant and Stacy L. Wagner, dated January 22,
               1997.*
10.15      Amendment to Employment Agreement between Registrant and Stacy L. Wagner, effective
           August 19, 1997 (Exhibit 10.15 to the Registrant's May 31, 1998 Form 10-Q).*
10.16      Amendment No. 1 to Employment Agreement between Registrant and Edmond A. Richards, dated October 1, 1998.
10.17      Amendment No. 2 to Employment Agreement between Registrant and Stacy L. Wagner, dated
           October 1, 1998.
10.18      Amendment No. 1 to Employment Agreement between Registrant and David J. Johnson, dated October 1, 1998.
10.19      Loan Agreement dated January 19, 1995 between the Registrant and NationsBank of Florida,
           N.A. (including Revolving Credit Agreement, Security Agreement, Term Promissory Note
           and Line of Credit Note), (Exhibit 10.16 to the Registrant's 1994 Form 10-K).*
10.20      Promissory Note dated August 14, 1995 between the Registrant and NationsBank of Florida,
           N.A. (Exhibit 10.23 to the Registrant's August 31, 1995 Form 10-Q).*

  EXHIBIT
    NO.                                         DESCRIPTION OF EXHIBITS
----------   --------------------------------------------------------------------------------------------
10.21        Mortgage, Assignment of Rents and Security Agreement dated August 14, 1995 between the
             Registrant and NationsBank of Florida, N.A. (Exhibit 10.24 to the Registrant's August 31,
             1995 Form 10-Q).*
10.22        Environmental Indemnity Agreement dated August 14, 1995 between the Registrant and
             NationsBank of Florida, N.A. (Exhibit 10.25 to the Registrant's August 31, 1995
             Form 10-Q).*
10.23        Amendment dated August 14, 1995 (to Amended and Restated Revolving Credit Agreement
             between Plasma-Therm, Inc. and NationsBank of Florida, N.A., dated January 19, 1995)
             between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.26 to the Registrant's
             August 31, 1995 Form 10-Q).*
10.24        Construction Loan Agreement dated August 14, 1995 between the Registrant and
             NationsBank of Florida, N.A. (Exhibit 10.27 to the Registrant's August 31, 1995
             Form 10-Q).*
10.25        Collateral Assignment of General Construction Contract, Subcontracts, Plans and
             Specifications and Permits dated August 14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.28 to the Registrant's August 31, 1995 Form 10-Q).*
10.26        Collateral Assignment of Professional Agreements and Plans and Specifications dated August
             14, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.29 to the
             Registrant's August 31, 1995 Form 10-Q).*
10.27        Third Future Advance Promissory Note dated November 17, 1995 between the Registrant and
             NationsBank of Florida, N.A. (Exhibit 10.27 to the Registrant's 1995 Form 10-K).*
10.28        Third Consolidation Line of Credit Promissory Note dated November 17, 1995 between the
             Registrant and NationsBank of Florida, N.A. (Exhibit 10.28 to the Registrant's 1995 10-K).*
10.29        Future Advance Consolidation and Modification Agreement dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.29 to the Registrant's
             1995 10-K).*
10.30        Second Amendment (to Amended and Restated Revolving Credit Agreement) dated
             November 17, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.30
             to the Registrant's 1995 10-K).*
10.31        Amendment to Amended and Restated Security Agreement dated November 17, 1995 between the Registrant and NationsBank of Florida, N.A. (Exhibit 10.31 to the Registrant's
             1995 10-K).*
10.36        Registrant's 401(k) Savings Plan Summary Plan Description dated July 1, 1992 (Exhibit 10.25 to the Registrant's 1992 Form 10-K).*
10.37        Registrant's 401(k) Adoption and Trust Agreement dated January 1, 1995.*
10.38        Distributorship Agreement between the Registrant and Hakuto Co., Ltd., dated August 1,
             1995 (Exhibit 10.38 to the Registrant's 1995 Form 10-K).*
10.39        Note and Security Agreement dated March 6, 1996 between the Registrant and NationsBanc
             Leasing Corporation. (Exhibit 10.39 to the February 29, 1996 Form 10-Q).*
10.40        Employment Agreement between the Registrant and Curtis A. Barratt, dated February 28,
             1996 (Exhibit 10.40 to the February 29, 1996 Form 10-Q).*
10.41        Note and Security Agreement dated March 20, 1996 between the Registrant and NationsBanc
             Leasing Corporation (Exhibit 10.41 to the May 31, 1996 Form 10-Q).*
10.42        Extension Agreement dated June 14, 1996 and Addendum Letter to Extension Agreement
             dated June 17, 1996 between the Registrant and NationsBank, N.A. (South) (Exhibit 10.42
             to the May 31, 1996 Form 10-Q).*

  EXHIBIT
    NO.                                          DESCRIPTION OF EXHIBITS
----------   -----------------------------------------------------------------------------------------------
10.43        License Agreement dated June 19, 1996 between the Registrant and Robert Bosch GmbH
             (Exhibit 10.43 to the May 31, 1996 form 10-Q).*
10.44        Equipment Lease Agreement dated August 27, 1996 between the Registrant and NationsBanc
             Leasing Corporation (Exhibit 10.44 to the August 31, 1996 Form 10-Q).*
10.45        Loan Agreement dated April 18, 1997 between the Company and NationsBank, N.A. (South)
             including Credit Agreement, Security Agreement, Negative Pledge Agreement, Third
             Amendment (to Amended and Restated Revolving Credit Agreement) and First
             Amendment (to Amended and Restated Security Agreement), Term Promissory Note and
             Line of Credit Note.*
10.46        License Agreement Amendment dated August 2, 1997 between the Registrant and Robert
             Bosch GmbH.*
10.47        Loan Agreement dated March 25, 1998 between the Company and NationsBank, N.A. (South)
             including Amendment to Credit Agreement, Amendment to Security Agreement,
             Amendment to Negative Pledge Agreement, Guaranty Agreement, Line of Credit Note and
             Line of Credit Consolidation Note (Exhibit 10.47 to the Registrant's May 31, 1998
             Form 10-Q).*
10.48        Employment Agreement between the Registrant and Jay N. Sasserath, dated October 1, 1998.
10.49        Performance Based Firm Fixed Price Contract dated June 29, 1998 between the Registrant and
             BDM International, Inc., a wholly owned subsidiary of TRW, Inc. (Due to the confidential nature, this contract has been filed without exhibits. The Company offers to file the exhibits as a supplement at the request of the SEC).
10.50        License Agreement dated January 4, 1999 between the Registrant and Applied Materials, Inc.
10.51        Amendment No. 1 to Employment Agreement between Registrant and Ronald S. Deferrari, dated October 1, 1998.
  21.        Subsidiary of the Registrant.
  23.        Consent of Grant Thornton LLP.
  27.        Financial Data Schedule (for SEC use only).

----------------
* Incorporated by reference.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PLASMA-THERM, INC.


                                 BY: /s/ RONALD S. DEFERRARI
                                    --------------------------------------------
                                     Ronald S. Deferrari
                                     President & Chief Executive Officer


Dated: February 8, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant in the capacities have signed this report below on the dates indicated.



       NAME AND SIGNATURE                        TITLE                        DATE
       ------------------                        -----                        ----
/s/  RONALD H. DEFERRARI           Chairman of the Board               February 8, 1999
--------------------------------
           Ronald H. Deferrari

/s/  A.S. GIANOPLUS                Director, Chairman of the Audit     February 8, 1999
--------------------------------   and Stock Option Committees
           A.S. Gianoplus

/s/  LUBEK JASTRZEBSKI             Director                            February 8, 1999
--------------------------------
            Lubek Jastrzebski

/s/  RICHARD T. HEGLIN             Director                            February 8, 1999
--------------------------------
            Richard T. Heglin

/s/  STACY WAGNER                  Chief Financial Officer,            February 8, 1999
--------------------------------   Corporate Secretary, Treasurer
            Stacy Wagner

                        REPORT OF INDEPENDENT CERTIFIED

                      PUBLIC ACCOUNTANTS ON THE SCHEDULE


Board of Directors
Plasma-Therm, Inc.


     In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 18, 1999, which is included in the Annual Report on Form 10-K for the year ended November 30, 1998, we have also audited Schedule II for each of the three years in the period ended November 30, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        GRANT THORNTON LLP

Tampa, Florida
January 18, 1999

                       PLASMA-THERM, INC. AND SUBSIDIARY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                 COL. A                      COL. B                    COL. C                     COL. D          COL. E
---------------------------------------   ------------   ----------------------------------   --------------   -----------
                                                                     ADDITIONS
                                                         ----------------------------------
                                                                                CHARGED TO
                                           BALANCE AT         CHARGED TO           OTHER                        BALANCE AT
                                            BEGINNING         COSTS AND         ACCOUNTS -     DEDUCTIONS -       END OF
DESCRIPTION                                 OF PERIOD          EXPENSES          DESCRIBE        DESCRIBE         PERIOD
---------------------------------------   ------------   -------------------   ------------   --------------   -----------
YEAR ENDED NOVEMBER 30, 1998
 Warranty Liability ...................     $350,000        $    897,038(1)        $ --          $897,038       $350,000
 Accrued Restructuring Charge .........     $     --        $  1,269,532(2)        $ --           276,685       $992,847
YEAR ENDED NOVEMBER 30, 1997:
 Warranty Liability ...................     $610,000        $    427,800(1)        $ --          $687,800       $350,000
YEAR ENDED NOVEMBER 30, 1996:
 Warranty Liability ...................     $693,515        $    661,147(1)        $ --          $744,662       $610,000

----------------
(1) Costs incurred for warranty repair during the year (inclusive of a $260,000 reduction in the warranty liability in 1997).
(2) Costs incurred for restructuring during the year.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
--------            -----------

4.9 The Company's 1995 Stock Incentive Plan, as Amended and Restated Effective as of January 8, 1999.

10.16 Amendment No. 1 to Employment Agreement between Registrant and Edmond A. Richards, dated October 1, 1998.

10.17 Amendment No. 2 to Employment Agreement between Registrant and Stacy L. Wagner, dated October 1, 1998.

10.18 Amendment No. 1 to Employment Agreement between Registrant and David J. Johnson, dated October 1, 1998.

10.48               Employment Agreement between the Registrant and Jay N.
                    Sasserath, dated October 1, 1998.

10.49 Performance Based Firm Fixed Price Contract dated June 29, 1998 between the Registrant and BDM International, Inc., a wholly owned subsidiary of TRW, Inc. (Due to the confidential nature, this contract has been filed without exhibits. The Company offers to file the exhibits as a supplement at the request of the SEC).

10.50 License Agreement dated January 4, 1999 between the Registrant and Applied Materials, Inc.

10.51 Amendment No. 1 to Employment Agreement between Registrant and Ronald S. Deferrari, dated October 1, 1998.

21.                 Subsidiary of the Registrant.

23.                 Consent of Grant Thornton LLP.

27.                 Financial Data Schedule (for SEC use only).