Form 10-Q
period 1999-02-28
PLASMA THERM INC
filed 1999-03-25
CIK 354452

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended FEBRUARY 28, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from __________________to__________________
       Commission File Number 0-12353

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

                                  (727)577-4999
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                     Common Stock, par value $.01 per share
                         Outstanding at March 22, 1999:
                                   11,220,061
                                   ----------

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - February 28, 1999 and
  November 30, 1998......................................................3

Statements of Income - Three Months ended
  February 28, 1999 and February 28, 1998 ...............................5

Statements of Cash Flows - Three Months ended
  February 28, 1999 and February 28, 1998 ...............................6

Notes to Consolidated Financial Statements ..............................8


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................10


PART II.  OTHER INFORMATION

Item 5.   Other Information ............................................14

Item 6.   Exhibits and Reports on Form 8-K .............................15

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                         FEBRUARY 28,   NOVEMBER 30,
                       ASSETS                1999           1998
                                         -----------    -----------
                                         (UNAUDITED)

Current assets
    Cash and cash equivalents            $ 6,528,146    $ 7,170,464
    Accounts receivable                    9,925,804     14,842,937
    Inventories                            9,904,975      9,859,914
    Prepaid income taxes                     843,374      1,405,591
    Prepaid expenses and other               753,683        747,234
    Deferred tax asset                       361,577        244,691
                                         -----------    -----------

       Total current assets               28,317,559     34,270,831
                                         -----------    -----------

Property, plant and equipment
    Building                               5,106,870      4,996,731
    Machinery and equipment               11,787,735     11,296,080
    Leasehold improvements                   151,005        151,005
                                         -----------    -----------

                                          17,045,610     16,443,816
    Less accumulated depreciation and
       amortization                        5,328,656      4,610,619
                                         -----------    -----------

                                          11,716,954     11,833,197
    Land                                   1,012,992      1,012,992
                                         -----------    -----------

                                          12,729,946     12,846,189
                                         -----------    -----------

Other assets                                 136,762        151,762
                                         -----------    -----------

                                         $41,184,267    $47,268,782
                                         ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     FEBRUARY 28,   NOVEMBER 30,
                     LIABILITIES                         1999           1998
                                                     -----------    -----------

Current liabilities
    Short-term borrowings                            $ 3,000,000    $ 5,000,000
    Current  maturities of long-term obligations         518,700        585,228
    Accounts payable                                   3,458,709      4,828,263
    Accrued payroll and related                          287,957        605,431
    Accrued expenses                                   1,226,310      1,083,535
    Accrued restructuring charge                         552,392        992,847
    Customer deposits                                     21,250        570,625
                                                     -----------    -----------

       Total current liabilities                       9,065,318     13,665,929
                                                     -----------    -----------

Long-term obligations                                  2,966,051      3,085,353
                                                     -----------    -----------

                SHAREHOLDERS' EQUITY

Shareholders' equity
     Common stock, $.01 par value (25,000,000
       shares authorized, 11,220,061 and
       11,207,061 shares issued and outstanding
        at February 28, 1999 and November 30, 1998)      112,202        112,072
    Additional paid-in capital                        17,202,219     17,156,849
    Retained earnings                                 11,838,477     13,248,579
                                                     -----------    -----------

                                                      29,152,898     30,517,500
                                                     -----------    -----------

                                                     $41,184,267    $47,268,782
                                                     ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED FEBRUARY,
                                                ---------------------------
                                                    1999            1998
                                                -----------     -----------

Net sales                                       $ 9,296,375     $12,311,720
Cost of sales                                     6,551,231       6,970,104
                                                -----------     -----------

        Gross profit                              2,745,144       5,341,616
                                                -----------     -----------

Operating expenses:
   Research and development                       2,165,978       1,103,727
   Selling and administrative                     1,861,909       1,847,251
   Restructuring charge                             805,036            --
                                                -----------     -----------

        Total operating expenses                  4,832,923       2,950,978
                                                -----------     -----------

        Operating income (loss)                  (2,087,779)      2,390,638

Interest (income) expense, net                       70,351          45,755
                                                -----------     -----------

        Income (loss) before income
           taxes (benefit)                       (2,158,130)      2,344,883

Income taxes (benefit)                             (748,028)        871,203
                                                -----------     -----------

        Net income (loss)                       $(1,410,102)    $ 1,473,680
                                                ===========     ===========

Earnings (loss) per share:

  Basic                                         $     (0.13)    $      0.13
                                                ===========     ===========
  Diluted                                       $     (0.13)    $      0.13
                                                ===========     ===========


       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED FEBRUARY 28,
                                                            ------------------------------
                                                                1999            1998
                                                             -----------     -----------
Cash flows from operating activities
    Net income (loss)                                        $(1,410,102)    $ 1,473,680
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                            768,551         578,435
        Loss on disposal of assets                                   258            --
        Deferred taxes                                          (116,886)          8,922
        Compensation - stock options                               6,300           6,000
        Tax benefit related to certain stock options
           and warrants                                            6,640          51,522
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable           4,917,133      (1,043,421)
          Increase in inventories                                (45,061)       (955,625)
          Decrease in prepaid income taxes                       562,217         258,101
          Increase in prepaid expenses and other                  (6,449)        (94,835)
          Increase (decrease) in accounts payable             (1,369,554)        410,358
          Decrease in accrued payroll and related               (317,474)       (119,993)
          Increase in accrued  expenses                          142,775         583,785
          Decrease in accrued restructuring charge              (440,455)           --
          Increase (decrease) in customer deposits              (549,375)        333,989
                                                             -----------     -----------

                    Net cash provided by
                       operating activities                    2,148,518       1,490,918
                                                             -----------     -----------

Cash flows from investing activities
    Capital expenditures                                        (637,566)       (710,488)
    Other                                                           --             7,706
                                                             -----------     -----------

                    Net cash used in investing activities       (637,566)       (702,782)
                                                             -----------     -----------

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED FEBRUARY 28,
                                                         ------------------------------
                                                              1999            1998
                                                           -----------     -----------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations               --              --
    Principal payments on long-term obligations               (185,830)       (177,242)
    Net proceeds under line of credit agreements            (2,000,000)      1,000,000
    Exercise of stock options and warrants                      32,560         134,360
                                                           -----------     -----------

                    Net cash provided by (used in)
                        financing activities                (2,153,270)        957,118
                                                           -----------     -----------

                    Net increase (decrease) in cash and
                        cash equivalents                      (642,318)      1,745,254
                                                           -----------     -----------

Cash and cash equivalents, beginning of period               7,170,464       5,398,030
                                                           -----------     -----------

Cash and cash equivalents, end of period                   $ 6,528,146     $ 7,143,284
                                                           ===========     ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 1999 AND NOVEMBER 30, 1998
                                   (UNAUDITED)


NOTE 1    BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1999 and November 30, 1998 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998.

          The results of operations for the three months ended February 28, 1999 and 1998 are not necessarily indicative of results for the full year.

          The November 30, 1998 balance sheet amounts and disclosures included herein have been derived from the November 30, 1998 audited financial statements of the Registrant. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2    PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly owned subsidiary, Magnetran Inc.

          All significant intercompany transactions and balances have been eliminated.

NOTE 3    INVENTORIES

          Inventories consist of the following:

                                        FEBRUARY 28,   NOVEMBER 30,
                                           1999           1998
                                        ----------     ----------

               Raw materials            $5,311,100     $4,974,844
               Work-in-process           4,241,545      4,477,355
               Finished goods              352,330        407,715
                                        ----------     ----------
                                        $9,904,975     $9,859,914
                                        ==========     ==========

NOTE 4    EARNINGS PER SHARE DISCLOSURES

                                           FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
                                           --------------------------------------------
                                              INCOME           SHARES       PER-SHARE
                                            (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                            -----------      -----------    ---------
Basic EPS:
  Income (loss) available to common
     Shareholders                           ($1,410,102)      11,216,422     ($  .13)
                                                                             =======
Effect of Dilutive Securities:
  Options                                          --              6,883
                                            -----------      -----------
Diluted EPS:
  Income (loss) available to common
    Shareholders + assumed conversions      ($1,410,102)      11,223,305     ($  .13)
                                            ===========      ===========     =======


                                           FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998
                                           --------------------------------------------
                                              INCOME           SHARES       PER-SHARE
                                            (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                            -----------      -----------    ---------
 Basic EPS:
   Income available to common
      Shareholders                          $ 1,473,680       11,141,183     $   .13
                                                                             =======
 Effect of Dilutive Securities:
   Options                                         --            245,364
                                            -----------      -----------
 Diluted EPS:
   Income available to common
     Shareholders + assumed conversions     $ 1,473,680       11,386,547     $   .13
                                            ===========      ===========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

RESULTS OF OPERATIONS

          Net sales of $9,296,375 for the first quarter of 1999 decreased by 24.5% from net sales of $12,311,720 for the first quarter of 1998. The decrease in net sales for the first quarter was primarily due to the continued slowdown in the Company's four market segments, specifically data storage.

          Gross profit of $2,745,144 for the first quarter of 1999 was 29.5% of net sales, compared to $5,341,616 for the first quarter of 1998 which was 43.4% of net sales. The decrease in gross margin for the first quarter of 1999 was primarily attributable to the strategic placement of lower margin systems sold in the microelectromechanical (MEMS) market in an effort to increase market share. Additionally, as stated above, a slowdown in the Company's four markets resulted in lower net sales, causing the Company to experience an increase in fixed manufacturing costs as a percentage of net sales. This added to the reduction in gross profit margin for the first quarter of 1999 over the same period for 1998.

          Research and development expense for the first quarter of 1999 and 1998 was $2,165,978 and $1,103,727, which was 23.3% and 9% of net sales, respectively. The increase is the direct result of the continued implementation of new research and development programs to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and MEMS. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

          Selling and administrative expense was $1,861,909 for the first quarter of 1999, compared to $1,847,251 for the first quarter of 1998 which was 20% and 15% of net sales, respectively. The increase as a percentage of net sales is a direct result of the decrease in net sales for the first quarter of 1999.

          Net loss before the income tax benefit for the first quarter of 1999 was $2,158,130, compared to net income before income taxes of $2,344,883 in the first quarter of 1998. Net loss per diluted share was $.13 for the first quarter of 1999, compared to net income per diluted share of $.13 for the first quarter of 1998. Included in the net loss before the income tax benefit for the first quarter of 1999 was an additional restructuring charge of $805,036 related to services provided by TRW/BDM International pertaining to the Company's implementation of the Supply Chain Management program. Excluding this restructuring charge, the Company's net loss before the income tax benefit would have been $1,353,094 or $.08 per diluted share. The primary reasons for the decrease for the first quarter of 1999 are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

          Net cash provided by operations totaled $2,145,518 for the first three months of 1999, compared to net cash provided by operations of $1,490,918 for the same period in 1998. Cash generated from operations for the first three months of 1999 consisted of various components including non-cash depreciation and amortization of $768,551 and decreases in accounts receivable and prepaid income taxes of $4,917,133 and $562,217, respectively. Primary sources of cash were partially offset by a net loss of $1,410,102 in addition to decreases in accounts payable, accrued expenses, and customer deposits of $1,369,554, $757,929 and $549,375, respectively. The decrease in accounts receivable was related to lower revenue generated in the first quarter of 1999. The decrease in prepaid income taxes consists of a refund of approximately $1.2 million for the overpayment of federal income taxes for 1998 partially offset by the recording of the tax benefit of approximately $650,000 related to the net loss realized in the first quarter of 1999. As a result of the weakening economic conditions of the semiconductor industry, in September 1998, the Company temporarily extended its payment terms to primarily all of its vendors to 90 days. In an effort to revert back to standard, 30-day terms, as of February 28, 1999, the vendors on extended terms had been partially repaid, thus resulting in a reduction of accounts payable. The decrease in accrued expenses was the direct result of two factors: (1) approximately $300,000 was associated with the timing of the payroll cycle; and (2) net payments of approximately $400,000 was for the consulting services performed in 1998 related to the restructuring. The decrease in customer deposits is the result of recognizing revenue in the first quarter of 1999 upon shipment of systems on which partial payments had been made as of November 30, 1998.

          Net cash used in investing activities for the first three months of 1999 was $637,566 compared to $702,782 for the same period in 1998. For the first three months of 1999, the Company incurred approximately $640,000 in capital expenditures, of which $400,000 was for the purchase and construction of various lab equipment to be used for research and development. In addition, approximately $110,000 was for the continued construction on a 33,000 square foot facility to be used for additional research and development and office space. As of the middle of March 1999, the construction of the new facility was delayed for at least six months (see Exhibit 99.1 included in this filing). The remaining $130,000 was for the purchase of various computer equipment.

          Net cash used in financing activities for the first three months of 1999 was $2,153,270 as compared to net cash provided by financing activities of $957,118 for the same period in 1998. Cash used for financing activities in the first three months of 1999 included net repayments of $2,000,000 on the line of credit and the principal repayments of approximately $180,000 on long-term obligations. Cash provided by financing activities included $30,000 from the exercise of stock options in connection with the Company's stock option plan.

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

          The Company relies on distributors and representatives, which complement its direct sales and service staff, to sell and service its products in various geographic locations. Should these sales and service channels be rendered ineffective, it could materially impact the Company's business. Some of the Company's competitors have more extensive direct sales and service locations in the Company's distributors' and representatives' channels, which could provide these competitors with a competitive advantage in certain geographic areas.

          Plasma-Therm, Inc. depends heavily on the success and growth of the high technology marketplace. In particular, a slowdown in personal computer consumption could cause a slowdown of disk drive production, resulting in lower output of data storage, which could materially affect the Company's business.

          The Company also relies on the health of its four served markets: data storage, microelectromechanical, photomask, and optoelectronics/telecommunications, in addition to the general semiconductor equipment marketplace. A slowdown in capital equipment purchases could also affect the Company's business from time to time.

YEAR 2000

The inability of certain computers, software, and equipment utilizing microprocessors to properly recognize data fields containing a two-digit year commonly is referred to as the Year 2000 issue. The Company has conducted a comprehensive review of its hardware and software systems and all of the Company's embedded systems contained in the Company's buildings, plant, equipment, and other infrastructure to identify applications that could be affected by the Year 2000 issue. Following this review, the Company took corrective measures to resolve any problems associated with the Year 2000 issue, and the costs associated with such corrective measures were not material. The Company's hardware and software systems and embedded systems have been tested internally, and the Company believes them to be Year 2000 compliant. Ongoing monitoring of hardware and software developments, which may affect the Company's internal operations, are in place, and any corrective actions will be taken as necessary. Such ongoing costs are not expected to be significant. However, there cannot be any guaranty that all of the Company's systems are completely Year 2000 compliant.

The Company also conducted a comprehensive review of the Year 2000 readiness of the Company's products including computers, operating systems, and software that form a part of the Company's products. With respect to the computers that form a part of the Company's products, each of the computers is substantially Year 2000 compliant. However, the functions performed by these computers are not affected by their ability to recognize and properly perform date-sensitive functions. As a result, the Company's product performance is not affected by whether these computers are Year 2000 compliant. Accordingly, the failure of these computers to be Year 2000 compliant would not have a material affect on the Company.

With respect to the operating systems that form a part of the Company's products, testing of current and ongoing releases from our operating systems manufacturers continues to show these are substantially Year 2000 compliant. Areas of non-compliance within operating systems from our manufacturers have little or no application or effect on the performance of the Company's products.

With respect to the software that forms a part of the Company's products, most system software utilizes date information from the computer or operating system, and does not process the date for normal system operation. This assures the lowest impact for date-related issues to the software. In all known cases where portions of the software may be non-compliant, the software has no effect on performing the basic functions of the system. However, the Year 2000 problem associated with the software, should it arise, can be easily corrected manually.

During the Company's fiscal third quarter, the Company will contact customers using products containing hardware, operating systems and software sensitive to the Year 2000 issue. Specific information regarding product performance, precautions and manual methods of dealing with the Year 2000 problem, should it arise, will be provided. Operating system and software upgrades, which will include Year 2000 related upgrades, will be made available as they are incorporated in planned releases during 1999.

The Company does not interact electronically with its customers or suppliers. The Company does not believe that the failure of its customers or suppliers to be Year 2000 compliant would materially affect the Company's business, results of operations, or financial condition. Nonetheless, the Company has sent letters to each of its suppliers from whom the Company has purchased at least $1,000 of materials during the last three years to determine their Year 2000 readiness. The Company has received responses from a majority of these suppliers that they are or will be Year 2000 compliant, and the Company continues to seek responses from the rest of its suppliers.

Based on the Company's Year 2000 analysis described above, the Company is uncertain of its worst case scenario if the Company's products, systems, customers, or suppliers are not Year

2000 compliant. In addition, the Company has not established and does not intend to establish a contingency plan in case it is not Year 2000 compliant.

                           PART II. OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

          On March 15, 1999, the Company issued a press release (the "Press Release") announcing its financial results for the three months ended February 28, 1999. The Press Release also announced (i) a further restructuring of overheads and reduction in personnel as a result of the continued slowdown (ii) a continued reorganization as part of the Company's implementation of the Supply Chain Management program developed with TRW/BDM International (iii) the delay of the shipment date of the Physical Vapor Deposition (PVD) system, (iv) the delay of the construction of the Research and Development, Customer Applications and Training Center, and (v) the 30-day medical leave of absence, effective March 15, 1999, of Scott DeFerrari, President and CEO of the Company, and the temporary resumption of duties of CEO during that period by Ronald H. DeFerrari, Chairman of the Board of the Company. A copy of the Press Release is included herein as Exhibit
          99.1 and is incorporated by reference into this Item 5.

          The Press Release contains "safe harbor" language, pursuant to the Private Securities Litigation Reform Act, indicating that certain statements contained in the Press Release are "forward looking" rather than historic. The Press Release also indicates that certain factors could cause actual results to differ from those projected in the forward-looking statements and specifically identifies some of those factors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


    (a)   EXHIBITS:

          10.51 Amendment No. 1 to Employment Agreement between Registrant and Jay N. Sasserath, dated January 28, 1999.

          10.52 Design Agreement dated May 4, 1998 between the Registrant and Facility Planning and Resources.

          10.53 Design Agreement dated July 21, 1998 between the Registrant and The Perry Company.

          10.54 Construction Agreement dated February 5, 1999 between the Registrant and The Perry Company.

          10.55 Construction Loan Agreement, Promissory Note, and Mortgage, Assignment of Rents and Security Agreement dated February 18, 1999 between the Registrant and NationsBank, N.A.

          27    Financial Data Schedule (for SEC use only).

          99.1  Press release dated March 15, 1999.


    (b)   REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the first quarter of fiscal 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLASMA-THERM, INC.




Date:  March 24, 1999                    BY: /s/ STACY WAGNER
                                         ---------------------------------
                                         Stacy Wagner
                                         Chief Financial Officer, Treasurer
                                         and Secretary




Date:  March 24, 1999                    BY: /s/ RONALD H. DEFERRARI
                                         ---------------------------------
                                         Ronald H. DeFerrari
                                         Chairman of the Board and
                                         Chief Executive Officer

                               PLASMA-THERM, INC.
             FOR 10-Q (FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999)
                                  EXHIBIT INDEX


10.51 Amendment No. 1 to Employment Agreement between Registrant and Jay N. Sasserath, dated January 28, 1999.

10.52 Design Agreement dated May 4, 1998 between the Registrant and Facility Planning and Resources.

10.53 Design Agreement dated July 21,1998 between the Registrant and The Perry Company.

10.54 Construction Agreement dated February 5, 1999 between the Registrant and The Perry Company.

10.55 Construction Loan Agreement, Promissory Note, and Mortgage, Assignment of Rents and Security Agreement dated February 18, 1999 between the Registrant and NationsBank, N.A.

27        Financial Data Schedule (for SEC use only).

99.1      Press release dated March 15, 1999.