Form 10-Q
period 1999-05-31
PLASMA THERM INC
filed 1999-06-21
CIK 354452

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ___________________
     Commission File Number 0-12353

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

                     Common Stock, par value $.01 per share
                          Outstanding at June 18, 1999:
                                   11,220,061
                                   ----------

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - May 31, 1999 and
  November 30, 1998........................................................  3

Statements of Income - Three Months and Six Months ended
  May 31, 1999 and May 31, 1998 ...........................................  5

Statements of Cash Flows - Six Months ended
  May 31, 1999 and May 31, 1998 ...........................................  6

Notes to Consolidated Financial Statements ................................  8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ............................  12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............   19

Item 6.   Exhibits and Reports on Form 8-K ...............................  20

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                     MAY 31,        NOVEMBER 30,
                       ASSETS                         1999              1998
                                                   -----------      ------------
                                                   (unaudited)
Current assets
    Cash and cash equivalents                      $ 6,141,482       $ 7,170,464
    Accounts receivable                             11,683,804        14,842,937
    Inventories                                      9,806,101         9,859,914
    Prepaid income taxes                             1,104,916         1,405,591
    Prepaid expenses and other                         578,502           747,234
    Deferred tax asset                                 473,149           244,691
                                                   -----------       -----------

       Total current assets                         29,787,954        34,270,831
                                                   -----------       -----------
Property, plant and equipment
    Building                                         5,291,813         4,996,731
    Machinery and equipment                         11,956,924        11,296,080
    Leasehold improvements                             152,217           151,005
                                                   -----------       -----------
                                                    17,400,954        16,443,816
    Less accumulated depreciation and
       amortization                                  5,948,331         4,610,619
                                                   -----------       -----------

                                                    11,452,623        11,833,197
    Land                                             2,163,120         1,012,992
                                                   -----------       -----------

                                                    13,615,743        12,846,189
                                                   -----------       -----------

Other assets                                           121,318           151,762
                                                   -----------       -----------

                                                   $43,525,015       $47,268,782
                                                   ===========       ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                        MAY 31,     NOVEMBER 30,
                     LIABILITIES                         1999           1998
                                                     -----------    -----------

Current liabilities
    Short-term borrowings                            $ 5,000,000    $ 5,000,000
    Current  maturities of long-term obligations         608,675        585,228
    Accounts payable                                   3,389,420      4,828,263
    Accrued payroll and related                          518,096        605,431
    Accrued expenses                                   1,697,609      1,083,535
    Accrued restructuring charge                         408,720        992,847
    Customer deposits                                     17,765        570,625
                                                     -----------    -----------

       Total current liabilities                      11,640,285     13,665,929
                                                     -----------    -----------

Long-term obligations                                  3,432,366      3,085,353
                                                     -----------    -----------

                SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock, $.01 par value (25,000,000
       shares authorized, 11,220,061 and
       11,207,061 shares issued and outstanding
        at May 31, 1999 and November 30, 1998)           112,202        112,072
    Additional paid-in capital                        17,208,503     17,156,849
    Retained earnings                                 11,131,659     13,248,579
                                                     -----------    -----------

                                                      28,452,364     30,517,500
                                                     -----------    -----------

                                                     $43,525,015    $47,268,782
                                                     ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   MAY 31,                        MAY 31,
                                       -----------------------------    -----------------------------

                                           1999             1998            1999             1998
                                       ------------     ------------    ------------     ------------
Net sales                              $  9,227,437     $ 14,962,868    $ 18,523,812     $ 27,274,588
Cost of sales                             5,857,808        8,156,422      12,409,039       15,126,526
                                       ------------     ------------    ------------     ------------

        Gross profit                      3,369,629        6,806,446       6,114,773       12,148,062
                                       ------------     ------------    ------------     ------------
Operating expenses:
   Research and development               1,923,418        1,659,290       4,089,396        2,763,017
   Selling and administrative             2,142,249        2,553,521       4,004,158        4,400,772
   Restructuring charge                     143,033             --           948,069             --
                                       ------------     ------------    ------------     ------------

        Total operating expenses          4,208,700        4,212,811       9,041,623        7,163,789
                                       ------------     ------------    ------------     ------------

        Operating income                   (839,071)       2,593,635      (2,926,850)       4,984,273

Interest (income) expense, net               88,147           60,879         158,498          106,634
                                       ------------     ------------    ------------     ------------
        Income (loss) before income
            taxes (benefit)                (927,218)       2,532,756      (3,085,348)       4,877,639

Income taxes (benefit)                     (220,400)         952,843        (968,428)       1,824,046
                                       ------------     ------------    ------------     ------------

        Net income  (loss)             $   (706,818)    $  1,579,913    $ (2,116,920)    $  3,053,593
                                       ============     ============    ============     ============

Earnings (loss) per share:

  Basic                                $      (0.06)    $       0.14    $      (0.19)    $       0.27
                                       ============     ============    ============     ============
  Diluted                              $      (0.06)    $       0.14    $      (0.19)    $       0.27
                                       ============     ============    ============     ============

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                SIX MONTHS ENDED MAY 31,
                                                                ---------------------------

                                                                   1999            1998
                                                                -----------     -----------
Cash flows from operating activities
    Net income (loss)                                           $(2,116,920)    $ 3,053,593
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
        Depreciation and amortization                             1,532,190       1,134,281
        Gain on disposal of assets                                  (12,054)
        Deferred taxes                                             (228,458)         33,558
        Compensation - stock options                                 12,600          12,000
        Tax benefit related to certain stock options
           and warrants                                               6,624          97,059
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable              3,159,133        (161,971)
          (Increase) decrease in inventories                         53,813      (1,644,703)
          (Increase) decrease in prepaid income taxes               300,675         (42,826)
          (Increase) decrease in prepaid expenses and other         168,732        (327,921)
          Increase (decrease) in accounts payable                (1,438,843)        735,049
          Increase (decrease) in accrued payroll and related        (87,335)        100,847
          Increase in accrued  expenses                             614,074         164,477
          Decrease in accrued restructuring charge                 (584,127)           --
          Increase (decrease) in customer deposits                 (552,860)         25,500
                                                                -----------     -----------
                    Net cash provided by
                       operating activities                         827,244       3,178,943
                                                                -----------     -----------
Cash flows from investing activities
    Capital expenditures                                         (2,326,665)     (1,806,323)
    Proceeds from sale of fixed assets                               66,975
    Other                                                               444          22,821
                                                                -----------     -----------

                    Net cash used in investing activities        (2,259,246)     (1,783,502)
                                                                -----------     -----------

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                                                            SIX MONTHS ENDED MAY 31,
                                                           ---------------------------

                                                               1999            1998
                                                           -----------     -----------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations            700,000            --
    Principal payments on long-term obligations               (329,540)       (358,895)
    Net proceeds under line of credit agreements                  --              --
    Exercise of stock options and warrants                      32,560         306,445
                                                           -----------     -----------
                    Net cash provided by (used in)
                        financing activities                   403,020         (52,450)
                                                           -----------     -----------
                    Net increase (decrease) in cash and
                        cash equivalents                    (1,028,982)      1,342,991
                                                           -----------     -----------

Cash and cash equivalents, beginning of period               7,170,464       5,398,030
                                                           -----------     -----------

Cash and cash equivalents, end of period                   $ 6,141,482     $ 6,741,021
                                                           ===========     ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1999 AND NOVEMBER 30, 1998
                                   (Unaudited)

NOTE 1    BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1999 and November 30, 1998 and the results of operations and cash flows for the six months ended May 31, 1999 and 1998.

          The results of operations for the six months ended May 31, 1999 and 1998 are not necessarily indicative of results for the full year.

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

NOTE 3    INVENTORIES

          Inventories consist of the following:

                                       MAY 31,       NOVEMBER 30,
                                        1999             1998
                                     ----------       ----------

               Raw materials         $5,282,509       $4,974,844
               Work-in-process        3,957,480        4,477,355
               Finished goods           566,112          407,715
                                     ----------       ----------
                                     $9,806,101       $9,859,914
                                     ==========       ==========

NOTE 4    EARNINGS PER SHARE DISCLOSURES

                                              FOR THE THREE MONTHS ENDED MAY 31, 1999
                                            --------------------------------------------
                                                INCOME            SHARES       PER-SHARE
                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                            -------------     -------------    ---------
Basic EPS:
  Income (loss) available to common
     Shareholders                           ($  706,818)        11,220,061       ($  .06)
                                                                                 =======

Effect of Dilutive Securities:
  Options                                          --               22,653
                                            -----------         ----------


Diluted EPS:
  Income (loss) available to common
    Shareholders+ assumed conversions       ($  706,818)        11,242,714       ($  .06)
                                            ===========        ===========       =======



                                              FOR THE THREE MONTHS ENDED MAY 31, 1998
                                            --------------------------------------------
                                                INCOME            SHARES       PER-SHARE
                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                            -------------     -------------    ---------
Basic EPS:
  Income available to common
     Shareholders                           $ 1,579,913         11,169,632       $   .14
                                                                                 =======

Effect of Dilutive Securities:
  Options                                          --              255,191
                                            -----------         ----------


Diluted EPS:
  Income available to common
    Shareholders+ assumed conversions       $ 1,579,913         11,424,823       $   .14
                                            ===========        ===========       =======

                                               FOR THE SIX MONTHS ENDED MAY 31, 1999
                                            --------------------------------------------
                                                INCOME            SHARES       PER-SHARE
                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                            -------------     -------------    ---------
Basic EPS:
  Income (loss) available to common
     Shareholders                           ($2,116,920)        11,218,262       ($  .19)
                                                                                 =======

Effect of Dilutive Securities:
  Options                                          --               14,854
                                            -----------       ------------
Diluted EPS:
  Income (loss) available to common
    Shareholders+ assumed conversions       ($2,116,920)        11,233,116       ($  .19)
                                            ===========        ===========       =======


                                               FOR THE SIX MONTHS ENDED MAY 31, 1998
                                            --------------------------------------------
                                                INCOME            SHARES       PER-SHARE
                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                            -------------     -------------    ---------
Basic EPS:
  Income available to common
     Shareholders                           $ 3,053,593         11,155,564       $   .27
                                                                                 =======
Effect of Dilutive Securities:
  Options                                          --              250,331
                                            -----------         ----------

Diluted EPS:
  Income available to common
    Shareholders+ assumed conversions       $ 3,053,593         11,405,895       $   .27
                                            ===========        ===========       =======

NOTE 5    SHORT-TERM BORROWINGS

          CONSTRUCTION LOAN

          In February, 1999 the Company executed a promissory note for $4,500,000 with its bank for the construction of its 33,000 square foot R&D facility adjacent to its current facility. During the construction phase, interest is payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five year term loan and amortized over a fifteen year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975.

          In March 1999, the construction of the facility was temporarily put on hold. After approximately six months the Company will re-evaluate its financial condition and overall industry market conditions and determine whether to proceed with the construction. No draws have been made on the construction loan.

          TERM LOAN

          In May 1999, the Company executed a $700,000 term loan with its bank for the purchase of eight acres of land directly across from its existing facility. The total cost of the land was $1,150,000. The five year term loan is amortized over a fifteen year period, and payable in monthly installments of $3,889 plus interest at the one month LIBOR rate plus 2.25% (7.15% at May 31,1999) through May 2004. The note is secured by the land.

          LINE OF CREDIT

          In May 1999, the Company renewed its $10,000,000 line of credit with its bank. The term of the line of credit agreement is through May 2000. Interest is payable monthly at the one month LIBOR rate plus 2% (6.9% at May 31, 1999). The line is collateralized by all of the Company's assets.

          All the real estate loans are cross-collateralized, including the $4.5 million construction loan for the new R&D facility, the $700,000 term loan for the land, and the term loan for the Company's existing facility. The line of credit is cross-collateralized with the Company's $1 million term loan. All debt is cross-defaulted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Net sales of $9,227,437 for the second quarter of 1999 decreased by 38% from net sales of $14,962,868 for the second quarter of 1998. For the first six months of 1999, the Company reported net sales of $18,523,812, which was 32% lower than net sales of $27,274,588 for the first six months of 1998. The decrease in net sales for both the second quarter and first six months was primarily due to the continued slowdown in the Company's four market segments.

          Gross profit of $3,369,629 for the second quarter of 1999 was 37% of net sales, compared to $6,806,446 for the second quarter of 1998 which was 46% of net sales. Gross profit of $6,114,773 for the first six months of 1999 was 33% of net sales, compared to $12,148,062 for the first six months of 1998, which was 45% of net sales. The slowdown in the Company's four markets resulted in lower net sales, causing the Company to experience an increase in fixed manufacturing costs as a percentage of net sales; the primary reason for the reduction in gross margin for the second quarter of 1999. The decrease in gross margin for the first six months of 1999 was attributable to lower net sales, in addition to the strategic placement of lower margin systems sold in the microelectromechanical (MEMS) market, primarily in the first quarter of 1999, in an effort to increase market share.

          Research and development expense for the second quarter of 1999 and 1998 was $1,923,418 and $1,659,290, which was 21% and 11% of net sales, respectively. Research and development expense for the first six months of 1999 and 1998 was $4,089,396 and $2,763,017, which was 22% and 10% of net sales respectively. The increase is the direct result of the continued implementation of new research and development programs to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and MEMS. Specifically, within the data storage market the Company has invested significant resources for its Physical Vapor Deposition (PVD) development program. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

          Selling and administrative expense was $2,142,249 for the second quarter of 1999, down from $2,553,521 for the second quarter of 1998, consisting of 23% and 17% of net sales, respectively. Selling and administrative expense for the first six months of 1999 was $4,004,158, down from $4,400,772 for the first six months of 1998, consisting of 22% and 16% of net sales, respectively. The decrease in total dollars for the second quarter and the first six months of 1999 was partially attributable to the restructuring of overhead and reduction of personnel in March of 1999. Furthermore, no officers' bonuses were paid in the second quarter and the first six months of 1999, while officers' bonuses of approximately $190,000 and $380,000, respectively, were paid for the second quarter and first six months of 1998. The increase as a percentage of net sales was a direct result of the decrease in net sales for the second quarter and first six months of 1999.

          Net loss before the income tax benefit for the second quarter of 1999 was $927,218 ($.06 per diluted share), compared to net income before income taxes of $2,532,756 ($.14 per diluted share) in the second quarter of 1998. Net loss before income tax benefit for the first six months of 1999 was $3,085,348 ($.19 per diluted share) compared to net income before income taxes of $4,877,638 ($.27 per diluted share) for the first six months of 1998. Included in the net loss before the income tax benefit for the second quarter and first six months of 1999 was an additional restructuring charge of $143,033 and $948,069, respectively, related to services provided by TRW/BDM International pertaining to the Company's implementation of the Supply Chain Management program, and the restructuring of overhead and personnel in March of 1999. The restructuring charge of $143,033 for the second quarter of 1999 had a minimal effect (less than $.01) on earnings per share. Included in the loss of $.19 per share for the first six months of 1999 is a charge of $.05 per share for restructuring. The primary reasons for the decrease in net income for the second quarter and first six months of 1999 as compared to the same periods in 1998 are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

          Net cash provided by operations totaled $827,244 for the first six months of 1999, compared to net cash provided by operations of $3,178,943 for the same period in 1998. Cash generated from operations for the first six months of 1999 consisted of various components including non-cash depreciation and amortization of $1,532,190 and decreases in accounts receivable, prepaid income taxes, and accrued expenses of $3,159,133, $300,675, and $614,074, respectively. Primary sources of cash were partially offset by a net loss of $2,116,920 in addition to decreases in accounts payable, restructuring charge, and customer deposits of $1,438,843, $584,127 and $552,860, respectively. The decrease in accounts receivable was related to lower revenue generated in the first six months of 1999. The decrease in prepaid income taxes consists of a refund of approximately $1.2 million for the overpayment of federal income taxes for 1998 partially offset by the recording of the tax benefit of approximately $860,000 related to the net loss realized in the first six months of 1999. The increase in accrued expenses was primarily related to an increase in commissions payable to international sales representatives. Commissions due to international sales representatives at any given time are directly related to the mix between domestic and international sales and the timing of receipts from customers. International representatives are paid after payment is received from the customer. As a result of the weakening economic conditions of the semiconductor industry, in September 1998, the Company temporarily extended its payment terms to primarily all of its vendors to 90 days. As of May 31, 1999, the majority of the vendors on extended terms had been repaid, thus resulting in a reduction of accounts payable. The reduction in accrued restructuring relates primarily to payments to TRW/BDM International pertaining to the Company's implementation of the Supply Chain Management program. The decrease in customer deposits was the result of recognizing revenue in the first six months of 1999 upon shipment of systems on which partial payments had been made and classified as deposits on the balance sheet as of November 30, 1998.

          Net cash used in investing activities for the first six months of 1999 was $2,259,246 compared to $1,783,502 for the same period in 1998. For the first six months of 1999, the Company incurred approximately $2,330,000 in capital expenditures, of which $630,000 was for the purchase and construction of various lab equipment to be used for research and development. In addition, approximately $300,000 was for the construction on a 33,000 square foot facility to be used for additional research and development and office space. As of the middle of March 1999, the construction of the new facility was delayed for at least six months. Thc Company also purchased approximately eight acres of land for $1,150,000 directly across from its current facilities. The remaining $250,000 was for the purchase of various computer and manufacturing equipment.

          Net cash provided by financing activities for the first six months of 1999 was $403,020, compared to net cash used in financing activities of $52,450 for the same period in 1998. Cash provided by financing activities in the first six months of 1999 included $700,000 received from the issuance of a promissory note in relation to the purchases of the eight acres of land, and approximately $30,000 from the exercise of stock options in connection with the Company's stock option plan. Cash used for financing activities in the first half of 1999 included principal repayments of approximately $330,000 for long-term obligations.

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

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its Annual Meeting of Shareholders on May 11, 1999. At the meeting, the shareholders voted on the election of directors.

     Four directors were elected to the Board of Directors of the Company, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified, for the terms of office expiring at the next annual meeting of shareholders: Ronald H. Deferrari, Anastasios
     S. Gianoplus, Richard Heglin and Lubek Jastrzebski. No other directors' term of office continued after the meeting. A total of 10,113,381 votes were cast for and 502,478 votes were withheld with the respect to the election of Mr. Deferrari, Mr. Gianoplus, Mr. Heglin, and Dr. Jastrzebski, respectively.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          10.56 Loan Agreement dated May 31, 1999 between the Registrant and NationsBank, N.A. (South) (including Third Amendment to Credit Agreement, Second Amendment to Security Agreement, Ratification and Reaffirmation of Guaranty Agreement, Line of Credit Promissory Note).

          10.57 Promissory Note dated May 27, 1999 between the Registrant and NationsBank, N.A., including Mortgage, Assignment of Rents and Security Agreement, and Guaranty Agreement.

          10.58 Real Estate Purchase and Sale Agreement dated April 21, 1999 between Registrant and M.K.C., Inc., including First Amendment to Real Estate and Purchase and Sale Agreement dated April 29, 1999, Assumption and Hold Harmless Agreement dated May 27, 1999, Hold Harmless Agreement dated May 27, 1999, and Agreement dated May 27, 1999.

          10.59 Amendment to Construction Agreement dated May 31, 1999 between the Registrant and The Perry Company.

          27      Financial Data Schedule (for SEC use only).

(b)       REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the second quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLASMA-THERM, INC.

 Date:  June 18, 1999                  BY: /s/ STACY WAGNER
                                           -----------------------
                                       Stacy Wagner
                                       Chief Financial Officer, Treasurer and
                                        Secretary

                               PLASMA-THERM, INC.
                FOR 10-Q (FOR THE SIX MONTHS ENDED MAY 31, 1999)
                                  EXHIBIT INDEX

          10.56 Loan Agreement dated May 31, 1999 between the Registrant and NationsBank, N.A. (South) (including Third Amendment to Credit Agreement, Second Amendment to Security Agreement, Ratification and Reaffirmation of Guaranty Agreement, Line of Credit Promissory Note).

          10.57 Promissory Note dated May 27, 1999 between the Registrant and NationsBank, N.A., including Mortgage, Assignment of Rents and Security Agreement, and Guaranty Agreement.

          10.58 Real Estate Purchase and Sale Agreement dated April 21, 1999 between Registrant and M.K.C., Inc., including First Amendment to Real Estate and Purchase and Sale Agreement dated April 29, 1999, Assumption and Hold Harmless Agreement dated May 27, 1999, Hold Harmless Agreement dated May 27, 1999, and Agreement dated May 27, 1999.

          10.59 Amendment to Construction Agreement dated May 31, 1999 between the Registrant and The Perry Company.

          27      Financial Data Schedule (for SEC use only).