Form 10-Q
period 1999-08-31
PLASMA THERM INC
filed 1999-09-22
CIK 354452

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________
Commission File Number 0-12353

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

             10050 16TH STREET NORTH, ST. PETERSBURG, FLORIDA 33716
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (727) 577-4999
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                     Common Stock, par value $.01 per share
                       Outstanding at September 17, 1999:
                                   11,220,061

                               Page 1 of 23 Pages

                                      INDEX
                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Balance Sheets - August 31, 1999 and
  November 30, 1998.......................................................3

Statements of Income - Three Months and Nine Months ended
  August 31, 1999 and August 31, 1998 ....................................5

Statements of Cash Flows - Nine Months ended
  August 31, 1999 and August 31, 1998 ....................................6

Notes to Consolidated Financial Statements ...............................8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ...........................13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..............................21

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      AUGUST 31,    NOVEMBER 30,
                   ASSETS                                1999           1998
                                                     -----------    ------------
                                                     (UNAUDITED)
Current assets
    Cash and cash equivalents                        $ 6,507,345    $ 7,170,464
    Accounts receivable                               13,708,292     14,842,937
    Inventories                                        9,535,302      9,859,914
    Prepaid income taxes                                 786,522      1,405,591
    Prepaid expenses and other                           627,269        747,234
    Deferred tax asset                                   475,583        244,691
                                                     -----------    -----------
       Total current assets                           31,640,313     34,270,831
                                                     -----------    -----------
Property, plant and equipment
    Building                                           5,209,292      4,996,731
    Machinery and equipment                           11,845,951     11,296,080
    Leasehold improvements                                  --          151,005
                                                     -----------    -----------
                                                      17,055,243     16,443,816
    Less accumulated depreciation and
       amortization                                    6,503,222      4,610,619
                                                     -----------    -----------
                                                      10,552,021     11,833,197
    Land                                               2,168,851      1,012,992
                                                     -----------    -----------
                                                      12,720,872     12,846,189
                                                     -----------    -----------
Other assets                                             869,209        151,762
                                                     -----------    -----------
                                                     $45,230,394    $47,268,782
                                                     ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      AUGUST 31,    NOVEMBER 30,
                LIABILITIES                              1999           1998
                                                     -----------    ------------
Current liabilities
    Short-term borrowings                            $ 5,500,000    $ 5,000,000
    Current maturities of long-term obligations          415,756        585,228
    Accounts payable                                   3,451,444      4,828,263
    Accrued payroll and related                          571,835        605,431
    Accrued expenses                                   1,641,166      1,083,535
    Accrued restructuring charge                         227,759        992,847
    Customer deposits                                    176,507        570,625
    Deferred Revenue                                     875,451           --
                                                     -----------    -----------
       Total current liabilities                      12,859,918     13,665,929
                                                     -----------    -----------
Long-term obligations                                  3,476,455      3,085,353
                                                     -----------    -----------
               SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock, $.01 par value (25,000,000
       shares authorized, 11,220,061 and
       11,207,061 shares issued and outstanding
       at August 31, 1999 and November 30, 1998)         112,202        112,072
    Additional paid-in capital                        17,212,257     17,156,849
    Retained earnings                                 11,569,562     13,248,579
                                                     -----------    -----------
                                                      28,894,021     30,517,500
                                                     -----------    -----------
                                                     $45,230,394    $47,268,782
                                                     ===========    ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  AUGUST 31,                        AUGUST 31,
                                        -----------------------------     ------------------------------
                                            1999             1998             1999              1998
                                        ------------     ------------     ------------      ------------
Net sales                               $ 10,479,330     $ 10,740,789     $ 29,003,142      $ 38,015,377
Cost of sales                              6,097,284        6,440,026       18,506,323        21,566,552
                                        ------------     ------------     ------------      ------------
        Gross profit                       4,382,046        4,300,763       10,496,819        16,448,825
                                        ------------     ------------     ------------      ------------
Operating expenses:
   Research and development                1,649,472        1,620,855        5,738,868         4,383,872
   Selling and administrative              1,943,223        2,018,533        5,947,381         6,419,305
   Restructuring charge                         --               --            948,069              --
                                        ------------     ------------     ------------      ------------
        Total operating expenses           3,592,695        3,639,388       12,634,318        10,803,177
                                        ------------     ------------     ------------      ------------
        Operating income                     789,351          661,375       (2,137,499)        5,645,648
Interest (income) expense, net                93,785           46,260          252,283           152,894
                                        ------------     ------------     ------------      ------------
        Income (loss) before income
            taxes (benefit)                  695,566          615,115       (2,389,782)        5,492,754
Income taxes (benefit)                       257,663          250,971         (710,765)        2,075,017
                                        ------------     ------------     ------------      ------------
        Net income (loss)               $    437,903     $    364,144     $ (1,679,017)     $  3,417,737
                                        ============     ============     ============      ============
Earnings (loss) per share:
  Basic                                 $       0.04     $       0.03     $      (0.15)     $       0.31
                                        ============     ============     ============      ============
  Diluted                               $       0.04     $       0.03     $      (0.15)     $       0.30
                                        ============     ============     ============      ============

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED AUGUST 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                -----------      -----------
Cash flows from operating activities
    Net income (loss)                                           $(1,679,017)     $ 3,417,737
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
        Depreciation and amortization                             2,365,832        1,792,087
        Gain on sale of Magnetran, net of taxes                     (84,510)            --
        Gain on disposal of assets                                  (10,974)            --
        Deferred taxes                                             (275,866)          27,159
        Compensation - stock options                                 16,340           18,200
        Tax benefit related to certain stock options
           and warrants                                               6,638           97,086
        Changes in assets and liabilities
          Decrease in accounts receivable                           838,599        1,430,167
          (Increase) decrease in inventories                         23,528       (3,369,910)
          (Increase) decrease in prepaid income taxes               554,817             (483)
          (Increase) decrease in prepaid expenses and other         145,850         (529,920)
          Increase (decrease) in accounts payable                (1,405,475)          19,320
          Decrease in accrued payroll and related                   (24,820)        (227,093)
          Increase in accrued  expenses                             555,048          207,888
          Decrease in accrued restructuring charge                 (765,088)            --
          Increase (decrease) in customer deposits                 (394,118)         103,250
          Increase in deferred revenue                              875,451
                                                                -----------      -----------
                    Net cash provided by
                       operating activities                         742,235        2,985,488
                                                                -----------      -----------
Cash flows from investing activities
    Capital expenditures                                         (2,278,322)      (3,415,925)
    Proceeds from sale of fixed assets                               66,975
    Net Proceeds from sale of Magnetran                              48,706             --
    Other                                                             3,097          (75,335)
                                                                -----------      -----------
                    Net cash used in investing activities        (2,159,544)      (3,491,260)
                                                                -----------      -----------

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                                   (UNAUDITED)

                                                                NINE MONTHS ENDED AUGUST 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                -----------      -----------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations                 700,000             --
    Principal payments on long-term obligations                    (478,370)        (540,354)
    Net proceeds under line of credit agreements                    500,000        2,000,000
    Exercise of stock options and warrants                           32,560          306,445
                                                                -----------      -----------
                    Net cash provided by
                        financing activities                        754,190        1,766,091
                                                                -----------      -----------
                    Net increase (decrease) in cash and
                        cash equivalents                           (663,119)       1,260,319
                                                                -----------      -----------
Cash and cash equivalents, beginning of period                    7,170,464        5,398,030
                                                                -----------      -----------
Cash and cash equivalents, end of period                        $ 6,507,345      $ 6,658,349
                                                                ===========      ===========

       See accompanying notes to these consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 1999 AND NOVEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1999 and November 30, 1998 and the results of operations and cash flows for the nine months ended August 31, 1999 and 1998.

         The results of operations for the nine months ended August 31, 1999 and 1998 are not necessarily indicative of results for the full year.

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

NOTE 2   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Plasma-Therm, Inc. and its wholly owned subsidiary, Magnetran Inc. through June 30, 1999 (See Note 6). All significant intercompany transactions and balances have been eliminated.

NOTE 3   INVENTORIES

         Inventories consist of the following:

                                          AUGUST 31,          NOVEMBER 30,
                                             1999                 1998
                                         -----------          ------------
                  Raw materials          $ 5,093,675           $ 4,974,844
                  Work-in-process          3,875,745             4,477,355
                  Finished goods             565,882               407,715
                                         -----------           -----------
                                         $ 9,535,302           $ 9,859,914
                                         ===========           ===========

NOTE 4   EARNINGS PER SHARE DISCLOSURES

                                      FOR THE THREE MONTHS ENDED AUGUST 31, 1999
                                      ------------------------------------------
                                           INCOME         SHARES     PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                         -----------   ------------- ---------
Basic EPS:
  Income available to common
    Shareholders                         $  437,903     11,220,061     $.04
                                                                       ====
Effect of Dilutive Securities:
  Options                                      --           40,476
                                         ----------     ----------
Diluted EPS:
  Income available to common
    Shareholders + assumed conversions   $  437,903     11,260,537     $.04
                                         ==========     ==========     ====

                                     FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                                     ------------------------------------------
                                          INCOME         SHARES     PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                        -----------   ------------- ---------
Basic EPS:
  Income available to common
    Shareholders                        $  364,144     11,197,061     $.03
                                                                      ====
Effect of Dilutive Securities:
  Options                                     --          111,721
                                        ----------     ----------
Diluted EPS:
  Income available to common
    Shareholders + assumed conversions  $  364,144     11,308,782     $.03
                                        ==========     ==========     ====

                                     FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                                     ------------------------------------------
                                           INCOME         SHARES      PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                        ------------   ------------   ---------
Basic EPS:
  Income (loss) available to common
    Shareholders                        ($1,679,017)    11,218,866     ($.15)
                                                                        ====
Effect of Dilutive Securities:
  Options                                       --          23,457
                                        -----------     ----------
Diluted EPS:
  Income (loss) available to common
    Shareholders + assumed conversions ($1,679,017)     11,242,323     ($.15)
                                        ==========      ==========      ====

                                     FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                                     ------------------------------------------
                                          INCOME          SHARES      PER-SHARE
                                        (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                        -----------    -------------  ---------
Basic EPS:
  Income available to common
    Shareholders                        $ 3,417,737     11,169,497     $ .31
                                                                       =====
Effect of Dilutive Securities:
  Options                                       --         203,791
                                        -----------     ----------
Diluted EPS:
  Income available to common
    Shareholders + assumed conversions  $ 3,417,737     11,373,288     $ .30
                                        ===========     ==========     =====

NOTE 5   SHORT-TERM BORROWINGS

         CONSTRUCTION LOAN

         In February 1999, the Company executed a promissory note for $4,500,000 with its bank for the construction of its 33,000 square foot R&D facility adjacent to its current facility. During the construction phase, interest is payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975.

         In March 1999, the construction of the facility was temporarily put on hold. The Company is still in the process of evaluating the need for this facility. No draws have been made on the construction loan.

         TERM LOAN

         In May 1999, the Company executed a $700,000 term loan with its bank for the purchase of eight acres of land directly across from its existing facility. The total cost of the land was $1,150,000. The five year term loan is amortized over a fifteen year period, and payable in monthly installments of $3,889 plus interest at the one month LIBOR rate plus 2.25% (7.61% at August 31, 1999) through May 2004. The note is secured by the land.

         LINE OF CREDIT

         In May 1999, the Company renewed its $10,000,000 line of credit with its bank. The term of the line of credit agreement is through May 2000. Interest is payable monthly at the one month LIBOR rate plus 2% (7.36% at August 31, 1999). The line is collateralized by all of the Company's assets.

         All the real estate loans are cross-collateralized, including the $4.5 million construction loan for the new R&D facility, the $700,000 term loan for the land, and the term loan for the Company's existing facility. The line of credit is cross-collateralized with the Company's $1 million term loan. All debt is cross-defaulted.

NOTE 6   SALE OF SUBSIDIARY

         On June 30, 1999, the Company disposed of all of the capital stock in its wholly-owned subsidiary. Magnetran, Inc. redeemed 95% of the shares, and Magnetran's general manager purchased the remaining 5% of the shares. The total purchase price for the shares was $1,100,000, of which the Company received $300,000 in cash. The remaining $800,000 consists of a promissory note from Magnetran dated June 30, 1999. The principal amount of the note is amortized over 15 years, with a 5-year balloon. Interest and principal are payable monthly at a rate of 7% per year, with the rate of interest increasing by .25% each year thereafter. The note is secured by the shares of Magnetran. The Company recognized a gain of $84,510 on the sale, net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales of $10,479,330 for the third quarter of 1999 was similar to net sales of $10,740,789 for the third quarter of 1998. For the first nine months of 1999, the Company reported net sales of $29,003,142, which was 24% lower than net sales of $38,015,377 for the first nine months of 1998. The decrease in net sales for the first nine months of 1999 was primarily due to the continued slowdown in the Company's four market segments during the first half of the year. The slowdown began in the third quarter of 1998 and continued through the second quarter of 1999. The Company is experiencing an increase in business as demonstrated by the increase in net sales from $9,227,437 reported for the second quarter of 1999.

         Gross profit of $4,382,046 for the third quarter of 1999 was 42% of net sales, compared to $4,300,763 for the third quarter of 1998 which was 40% of net sales. Gross profit of $10,496,819 for the first nine months of 1999 was 36% of net sales, compared to $16,448,825 for the first nine months of 1998, which was 43% of net sales. The increase in gross margin for the third quarter of 1999 is primarily related to product mix. Approximately 69% of net sales related to the Versalock/registered trademark/ product line in the third quarter of 1999 compared to 43% in the third quarter of 1998. Generally, the Versalock/registered trademark/ product line carries the highest margin. The decrease in gross margin for the first nine months of 1999 was attributable to lower net sales as a result of the slowdown of the Company's four markets during the first half of the year, causing the Company to experience an increase in fixed manufacturing costs as a percentage of net sales. Another contributor to the reduced gross margin is the strategic placement of lower margin systems sold in the microelectromechanical (MEMS) market, primarily in the first quarter of 1999, in an effort to increase market share.

         Research and development expense for the third quarter of 1999 and 1998 was $1,649,472 and $1,620,855, which was 16% and 15% of net sales, respectively. Research and development expense for the first nine months of 1999 and 1998 was $5,738,868 and $4,383,872, which was 20% and 12% of net sales respectively. The increase for the first nine months of 1999 is the direct result of the continued implementation of new research and development programs to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and MEMS. Specifically, within the data storage market the Company has invested significant resources for its Physical Vapor Deposition
(PVD) development program. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

         Selling and administrative expense was $1,943,223 for the third quarter of 1999, down slightly from $2,018,533 for the third quarter of 1998, consisting of 19% of net sales for both periods. Selling and administrative expense for the first nine months of 1999 was $5,947,381, down from $6,419,305 for the first nine months of 1998, consisting of 21% and 17% of net sales, respectively. The net decrease of $75,310 and $471,924, respectively, for the third quarter and first nine months of 1999 is attributable to the restructuring of overhead and reduction of personnel in March of 1999, offset by the incremental costs associated with the implementation of the business units. As of the beginning of the third quarter of 1999, as part of the Company's continued reorganization, the implementation of the market-specific business units was complete. A separate business unit was established for each of the Company's four key markets. In 1999, certain key executives joined the Company to head up and staff each business unit, consisting of a Business Unit Director, process development and applications scientists, and a Customer Program Manager. This new re-organization has allowed the Company to make greater penetration into its existing markets, with the potential for increased market share in the year 2000 and beyond. The business units split efforts between research and development and marketing. Although there are intellectual property costs associated with the implementation of the business units, management believes that the benefits far outweigh the costs.

         Income before income taxes for the third quarter of 1999 was $695,566 ($.04 per diluted share), compared to income before income taxes of $615,115 ($.03 per diluted share) in the third quarter of 1998. Net loss before income tax benefit for the first nine months of 1999 was $2,389,782 ($.15 per diluted share) compared to net income before income taxes of $5,492,754 ($.30 per diluted share) for the first nine months of 1998. Included in the net loss before the income tax benefit for the first nine months of 1999 was an additional restructuring charge of $948,069 or $.05 per diluted share, related to services provided by TRW/BDM International pertaining to the Company's implementation of the Integrated Supply Chain Management Program, and the restructuring of overhead and personnel in March of 1999. All charges related to the restructuring were complete as of the end of the second quarter of 1999. The primary reasons for the increase in net income for the third quarter of 1999 and the decrease in net income for the first nine months of 1999 as compared to the same periods in 1998 are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         Net cash provided by operations totaled $742,235 for the first nine months of 1999, compared to net cash provided by operations of $2,985,488 for the same period in 1998. Cash generated from operations for the first nine months of 1999 consisted of various components including non-cash depreciation and amortization of $2,365,832 and decreases in accounts receivable and prepaid income taxes of $838,599 and $554,817, respectively, with an increase in accrued expenses and deferred revenue of $555,048 and $875,451, respectively. Primary sources of cash were partially offset by a net loss of $1,679,017 in addition to decreases in accounts payable, restructuring charge and customer deposits of $1,405,475, $765,088 and $394,118, respectively.

         The $838,599 decrease in accounts receivable is related to the timing of sales and related payments.

         The $554,817 decrease in prepaid income taxes consists of a refund of approximately $1.2 million for the overpayment of federal income taxes for 1998 partially offset by the recording of the federal tax benefit of approximately $630,000 related to the net loss realized in the first nine months of 1999.

         The $555,048 increase in accrued expenses was primarily related to an increase in commissions payable to international sales representatives. Commissions due to international sales representatives at any given time are directly related to the mix between domestic and international sales and the timing of receipts from customers. International representatives are paid after payment is received from the customer.

         Deferred revenue totaling $875,451 consists of pre-billings in accordance with the terms of certain purchase orders, prior to shipment of the product. This deferred revenue will be recognized upon shipment of the product.

         The $1,405,475 decrease in accounts payable from November 30, 1998 is a result of the continued implementation of the Integrated Supply Chain Management Program which has resulted in better forecasting and sales order management, improved product quality, lower product costs, improved cycle times and greater standardization among product lines. This is demonstrated through the increase in revenue in the third quarter of 1999 over the prior quarters, and an anticipated increase in the fourth quarter of 1999, yet the inventory balance of $9.5 million as of August 31, 1999 is lower than the $9.9 balance as of November 30, 1998 and the $9.8 balance as of the end of the second quarter of 1999. Additionally, as a result of the weakened economic condition of the semiconductor industry, in the fourth quarter of 1998 the Company temporarily extended its payment terms to primarily all of its vendors to ninety days. As of November 30, 1998, 49%, 42% and 9% of the $4,828,263 balance was less than 30 days old, 30-59 days old, and over 60 days old, respectively. As of May 31, 1999, the majority of the vendors on extended terms had been repaid. In comparison, as a result of the Company's weakened financial condition through the second quarter of 1999, in June 1999 the Company once again temporarily extended its payment terms to ninety days. As of August 31, 1999, 51%, 38%, and 11% of the $3,451,444 balance was less than 30 days old, 30-59 days old, and over 60 days old, respectively. The Company intends to repay all vendors on extended terms by the end of the last fiscal year.

         The $765,088 reduction in accrued restructuring relates primarily to payments to TRW/BDM International pertaining to the Company's implementation of the Integrated Supply Chain Management Program. As of the first quarter of 1999, all costs associated with the consulting arrangement had been recognized.

         The $394,118 decrease in customer deposits was the result of the recognition of revenue of approximately $570,000 in the first six months of 1999 upon shipment of systems on which partial payments had been made and classified as deposits on the balance sheet as of November 30, 1998, offset by a prepayment on an order in the third quarter of 1999 of approximately $170,000. The prepayment will be recognized as revenue upon shipment of the system.

         Net cash used in investing activities for the first nine months of 1999 was $2,159,544 compared to $3,491,260 for the same period in 1998. For the first nine months of 1999, the Company incurred $2,278,000 in capital expenditures, of which $578,000 was for the purchase and construction of various lab equipment to be used for research and development. In addition, approximately $213,000 was for the construction of a 33,000 square foot facility to be used for additional research and development and office space. The Company is still evaluating the need to restart the construction of this facility. The Company also purchased approximately eight acres of land for $1,150,000 directly across from its current facilities. The remaining $337,000 was for the purchase of various computer and manufacturing equipment.

         Net cash provided by financing activities for the first nine months of 1999 was $754,190, compared to $1,766,091 for the same period in 1998. Cash provided by financing activities in the first nine months of 1999 included $700,000 received from the issuance of a promissory note in relation to the purchases of the eight acres of land, $500,000 net proceeds on the line of credit, and approximately $30,000 from the exercise of stock options in connection with the Company's stock option plan. Cash used for financing activities in the first nine months of 1999 included principal repayments of approximately $480,000 for long-term obligations.

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

YEAR 2000

         The Y2K problem ("Millennium Bug") is the inability of computer hardware, operating system, and/or software to correctly interpret the date change associated with the transition from 1999 to the year 2000, and associated dates of significance, for example, handling of the date 9/9/99 and recognizing the year 2000 as a leap year.

         Y2K scenarios can potentially affect products which Plasma-Therm sells, computers and other computer-controlled equipment used internally by the Company in the conduct of its business, and the availability of goods and services from Plasma-Therm suppliers. The Company makes no certification or warranty, express or implied, of any kind, concerning its Y2K readiness, or that of its products.

         Based on the SEMATECH YEAR 2000 READINESS TEST SCENARIO product test results, all supported products can be expected to continue to perform customer-defined processes during Y2K date scenarios. Specific adjustments or hardware upgrades are available to make certain that dates potentially affected by Y2K scenarios are handled correctly. Computers and other computer-controlled equipment used internally by the Company in the conduct of its business are all expected to continue to support Company operations without interruption. Suppliers' parts and services are also expected to be uninterrupted by Y2K scenarios.

         Plasma-Therm continues to make every effort to ensure that Y2K scenarios will have little or no impact on our customers, internal operations, and suppliers. Products are tested based on the SEMATECH standard described in the SEMATECH YEAR 2000 READINESS TEST SCENARIO. SEMATECH, Inc., is the leading professional organization providing technical services to the semiconductor industry. Computers and computer-controlled equipment used internally by the Company are addressed as recommended by the manufacturer or supplier. Supplier readiness is determined based on direct responses from each supplier regarding the Y2K readiness of their product and/or internal operations.

         Product testing began mid-year 1998 using the SEMATECH YEAR 2000 READINESS TEST SCENARIO. Early in 1999, Plasma-Therm chartered a Y2K team to deploy the Company practices and monitor progress across all three areas: products, internal operations, and supplier capabilities. The team includes a member of the executive staff and representatives from throughout the Company:
Quality, Information Systems, Software Engineering, Customer Service, Purchasing, and Sales. The team meets biweekly to set direction and action plans, evaluate new developments, and ensure progress of all plans.

         Plasma-Therm products are categorized by their type (such as VLR), the controller used in the product's control system (such as Intel/registered trademark/ Pentium/registered trademark/), the controller's operating system (such as Microsoft/registered trademark/ Windows/registered trademark/), and the system control software (such as Plasma-Therm Versaworks/registered trademark/). As a result, four platforms are defined.

         Each platform type has been surveyed to identify potential concerns and determine the level of support to be provided by suppliers of essential components. Aggressive date/time scenarios (several beyond SEMATECH standards) were tested on representative products for each platform type to ensure that we fully understand the impact of Y2K date-related scenarios. System hardware, operating system, and software must all be Y2K compliant to ensure total Y2K compliance for the system.

         The product testing results show all systems to be capable of performing the customer's defined processes without interruption for each Y2K scenario. Some system installations may require a one-time manual adjustment on or after 1/1/2000, or upgrade prior to 1/1/2000 to ensure the system date is correct. The adjustment procedure is documented in Plasma-Therm Procedure GEM0007, available at no cost through Plasma-Therm Customer Service. Depending on system configuration and options installed, customers may choose to upgrade their system to accommodate a correct system date. The upgrade is dependent upon processor type and BIOS version installed. Computer hardware shipped since January 1999 is compliant. The system software for older Versaworks systems (prior to version 3.0) may require a manual adjustment or software date patch to maintain system functionality. The patch CD and instruction procedure (VWD0007) are available at no cost through Plasma-Therm Customer Service. Systems with Versaworks software shipped after May 1999 are compliant.

         On an ongoing basis, Plasma-Therm tests all engineering changes to hardware, software, and operating systems. For those which have potential impact to date-sensitive operations, tests include current SEMATECH Y2K scenarios to ensure all product released to manufacturing continue to meet the Company's Y2K practice.

         The Y2K Committee identified areas critical to the Company's internal operations and addressed Y2K scenarios within these areas. All systems have been or will be brought into compliance by September 30, 1999.

         For Y2K compliance activities, the Y2K Committee groups the Company's suppliers. Based on these groups, and the value of business transactions over the past five years, Plasma-Therm sent each supplier a questionnaire. The response requires a Y2K disclosure statement from each supplier. The standards and follow-up actions required by Plasma-Therm are defined by supplier category.

         The supplier responses indicate that currently, they are positioned to support the Company without incident with regard to Y2K scenarios. Supplier response results through August 1999 show that 84% of critical parts suppliers will be capable of supporting Plasma-Therm without incident. Critical service providers are all capable of supporting the Company, and 86% of critical facilities suppliers are capable as of August 1999. The Company continues to work with each supplier not conforming to Plasma-Therm standards to achieve readiness by year-end 1999.

         For installed products, Plasma-Therm service personnel are prepared to provide assistance to our customers in preparing for or during Y2K scenarios. Plasma-Therm procedures are available to assist customers in these activities.

         In addition, hardware upgrade kits for processors or BIOS modules may be available for specific systems. These optional upgrades are stated by the manufacturer to be Y2K compliant. They can be installed prior to the Y2K transition date, based on scheduling with Plasma-Therm's Customer Service.

         To assist our customers in preparing for Y2K scenarios, Plasma-Therm provides support via the Y2K Readiness Committee and Customer Service. In addition, should any unforeseen incident occur during any Y2K scenario, Plasma-Therm service personnel can provide assistance.

         Plasma-Therm is continually assessing year 2000 readiness as additional information regarding Y2K scenarios becomes available. The Company's Y2K program is specifically designed to address and help protect our customers from the possibility of Y2K-related problems. The Plasma-Therm Y2K team ensures the Y2K program continues its high priority focus. The Company is committed to applying all reasonable efforts to achieve and maintain compliance in accordance with the SEMATECH YEAR 2000 READINESS TEST SCENARIO. The Company makes no certification or warranty, express or implied, of any kind, concerning its Y2K readiness, or that of its products. Based on the Company's Year 2000 analysis described above, the Company is uncertain of its worst case scenario if the Company's products, systems, customers, or suppliers are not Year 2000 compliant.

                           PART II. OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  10.60 Stock Purchase and Redemption Agreement dated June 21, 1999 between the Company and Magnetran, Inc. and George McCauley, including Promissory Note dated June 30, 1999 from Magnetran, Inc. to the Company, and Stock Pledge and Security Agreement dated June 30, 1999 between the Company, Magnetran, Inc., George McCauley and U.S. Bank Trust National Association.

                  10.61 Amendment No. 3 to Employment Agreement between Registrant and Stacy L. Wagner, dated June 30, 1999.

                  10.62 Amendment No. 2 to Employment Agreement between Registrant and Edmond A. Richards, dated June 30, 1999.

                  10.63 Amendment No. 2 to Employment Agreement between Registrant and Ronald S. DeFerrari, dated July 19, 1999.

                  27       Financial Data Schedule (for SEC use only).

         (b)      REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed during the third quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLASMA-THERM, INC.

Date:  September 17, 1999               BY:  /s/ STACY WAGNER
                                        --------------------------------------
                                        Stacy Wagner
                                        Chief Financial Officer, Treasurer and
                                           Secretary

                               PLASMA-THERM, INC.
              FOR 10-Q (FOR THE NINE MONTHS ENDED AUGUST 31, 1999)
                                  EXHIBIT INDEX

                  10.60 Stock Purchase and Redemption Agreement dated June 21, 1999 between the Company and Magnetran, Inc. and George McCauley, including Promissory Note dated June 30, 1999 from Magnetran, Inc. to the Company, and Stock Pledge and Security Agreement dated June 30, 1999 between the Company, Magnetran, Inc., George McCauley and U.S. Bank Trust National Association.

                  10.61 Amendment No. 3 to Employment Agreement between Registrant and Stacy L. Wagner, dated June 30, 1999.

                  10.62 Amendment No. 2 to Employment Agreement between Registrant and Edmond A. Richards, dated June 30, 1999.

                  10.63 Amendment No. 2 to Employment Agreement between Registrant and Ronald S. DeFerrari, dated July 19, 1999.

                  27       Financial Data Schedule (for SEC use only).