Form 10-K
period 1999-11-30
PLASMA THERM INC
filed 2000-02-18
CIK 354452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      NONE

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

                                  Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of January 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $111,745,958.*

As of January 10, 2000, 11,252,311 shares of Common Stock, $.01 par value, were outstanding.


















*Calculated by using the applicable closing trade price and by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

PART I

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Plasma-Therm, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (i) the Company sells relatively expensive capital equipment, and in any given quarter or financial period, any one customer or any individual shipment may represent a significant portion of revenue in that period. Therefore, a delay or cancellation of that shipment could cause the Company to experience a revenue or earnings shortfall for a given financial period; (ii) the Company relies on distributors and representatives, which complement its direct sales and service staff, to sell and service its products in various geographic locations. Should these sales and service channels be rendered ineffective, it could materially impact the Company's business. Some of the Company's competitors have more extensive direct sales and service locations in the Company's distributor's and representatives' channels, which could provide these competitors with a competitive advantage in certain geographic areas; (iii) the Company depends heavily on the success and growth of the high technology marketplace. In particular, a slowdown in personal computer consumption could cause a slowdown of disk drive production, resulting in lower output of data storage, which could materially effect the Company's business;
(iv) the Company also relies on the health of the general semiconductor equipment marketplace. A slowdown in the semiconductor capital equipment purchases could also affect the Company's business from time to time; (v) the potential loss of material customers; (vi) the Company's financing plans; (vii) trends affecting the Company's financial condition or results of operations;
(iv) the Company's growth and operating strategies; (viii) the ability to attract and retain qualified sales, research and development and management personnel; (ix) the impact of competition from new and existing competitors; (x) the financial condition of the Company's clients; (xi) potential increases in the Company's costs; and (xii) the potential for unfavorable interpretation of existing government regulations or new government legislation. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

ITEM 1. BUSINESS

GENERAL

Plasma-Therm, Inc. is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the optoelectronics/telecommunications, data storage, photomask, and microelelectromechanical (MEMS) industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent foreign manufacturer's representatives. The Company is a Florida corporation and was founded in 1975.

RECENT DEVELOPMENTS

On January 28, 2000, Volcano Acquisition Corp. (the "Purchaser"), a Florida corporation and a wholly owned subsidiary of Oerlikon-Buhrle USA, Inc. ("Parent"), a Delaware corporation, completed its tender offer (the "Offer") for all of the outstanding shares of voting common stock, par value $.01 per share ("Common Stock"), of the Company, by accepting for payment all of the approximately 10,629,473 shares (the "Shares") of Common Stock which were validly tendered and not withdrawn. Upon completion of the Offer, which was made pursuant to the Agreement and Plan of Merger, dated as of December 20, 1999, among the Company, Parent and the Purchaser (the "Merger Agreement"), Parent acquired beneficial ownership of the Shares which represent approximately 94.46% of the outstanding Common Stock. The Merger Agreement provides that after the purchase of the Shares pursuant to the Offer, the Purchaser will be merged with and into the Company (the "Merger") on the business day on which certain conditions in the Merger Agreement are satisfied or waived. The offer is in line with OBH's strategy to strengthen its position in the semiconductor equipment industry. The acquisition will establish OBH as a one-stop-shop and reinforce its position as a leading systems supplier for the semiconductor industry.

On June 30, 1999, the Company disposed of all of the capital stock in its wholly owned subsidiary. Magnetran, Inc. redeemed 95% of the shares, and Magnetran's general manager purchased the remaining 5% of the shares. The total purchase price for the shares was $1,100,000, of which the Company received $300,000 in cash. The remaining $800,000 consists of a five-year promissory note from Magnetran. Magnetran continues to be a supplier to the Company of specialty power subsystems and devices.

In May 1999, the Company purchased approximately eight acres of land directly across from its existing facility for $1.1 million. The land is anticipated to be used for future expansion.

In December 1997, the Company purchased approximately 1.4 acres to accompany the existing land, for the purpose of constructing a new 33,000-sq. ft. R&D, customer applications, and training center. In March 1999, the construction of the facility was temporarily put on hold. In November 1999, construction resumed and is expected to be completed by August 2000.

Fiscal year ended November 30, 1999 showed continued strong interest in the VERSALOCK 700 family of cluster tools. Solid sales were observed in the optoelectronics/telecommunications and photomask markets. Data storage saw VERSALOCK systems sales for development applications needed to produce Giant Magneto Resistive (GMR) products. Furthermore, additional VERSALOCK sales into the MEMS market were obtained during this time period. This strong demand for the VERSALOCK 700 products resulted from both the move to production systems with current customers, as well as the development of new processes for the VERSALOCK 700.

The Inductively Coupled Plasma source (ICP) has continued to be well accepted in the market place for a number of advanced etch processes. Deposition processes were also developed for data storage applications during 1999 using the ICP technology. Acceptance of high-density technology has been well received in the Company's four served markets.

The Company continued to develop Physical Vapor Deposition (PVD) technology in 1999. Although the potential for this technology extends through all markets, initial efforts are aimed at the data storage market. Additionally, PVD will be incorporated into the VERSALOCK platform.

PLASMA-THERM, INC. PRODUCT LINES

The Company manufactures various product lines that perform thin film etching and deposition. Several products utilize batch processing in which wafers or substrates are placed into the plasma chamber and processed simultaneously. Also, the Company's products permit single wafer or substrate processing.

The Company's thin film etching systems provide a combination of Reactive Ion Etching (RIE), Plasma-Etching (PE) and Inductively Coupled Plasma (ICP) capability, which permit advanced process applications for the Photomask, Data Storage, and Microelectromechanical (MEMS) markets.

The Company also offers Plasma Enhanced Chemical Vapor Deposition (PECVD) and High Density Plasma (HDP) systems for depositing thin films for use in the same four served markets. Additionally, as stated above, Physical Vapor Deposition
(PVD) is currently being developed.

The Company's plasma systems are divided into two groups. The batch group consists of two product lines: (1) 790 Series, and (2) SHUTTLELOCK. The automated group of products consists of the VERSALOCK 700 Series. These groups of products permit our customers to go from research and development to pilot production and then on to high volume manufacturing, utilizing the Company as their primary supplier.

The batch product lines are marketed as related products to a wide range of industries (see Item 1, Business, General). They are modular in design with components that are largely interchangeable. The automated group of products are targeted specifically to high volume manufacturers of data storage products, optoelectronics/telecommunications, MEMS devices, and Mask/Reticles.

790 SERIES

The 790 Series RIE, PECVD and ICP plasma systems are widely accepted research and development plasma processing tools. The 790 Series has been successful in the marketplace as the successor to the System VII 70 and 700 Series. The 790 Series is primarily used for advanced research and development and pilot production of optoelectronics/telecommunications devices.

SHUTTLELOCK SERIES

The SHUTTLELOCK Series RIE, PECVD, and ICP plasma systems continue to be successful products. The SHUTTLELOCK is a loadlocked, single or dual chamber plasma processing system. The loadlock allows the processing chambers to remain under vacuum; thus permitting increased process integrity. The SHUTTLELOCK Series is used for pilot production and production of optoelectronics/telecommunications devices, and MEMS systems.

VERSALOCK 700 SERIES

The VERSALOCK 700 Series RIE, PECVD, HDP and ICP plasma systems are the Company's newest products. The VERSALOCK 700 is the Company's first plasma system platform where multiple product generations will be developed using the same substrate handling mechanisms. The VERSALOCK 700 has a central handler that permits up to three processing modules. The VERSALOCK 700 is available with manual or cassette-to-cassette capability allowing it to meet advanced research and development and volume production requirements of the optoelectronics/telecommunications, data storage, photomask and MEMS system markets. This platform will serve as the basis for integration of new technologies that the Company chooses to market in the future.

MANUFACTURING AND SUPPLIES

The Company designs and develops a substantial portion of its systems' components. The Company has multiple potential commercial sources for all of its components and sub-assemblies that it acquires from outside vendors, although it often uses a single vendor for a given item to achieve consistency, favorable pricing and dependable close relationships. The Company maintains significant inventory due to lengthy lead times of certain components, aggressive customer delivery requirements and the need to provide quality parts and service to its customers. During 1999, organization and operational improvements were introduced based on outside consultant recommendations directed toward Integrated Supply Chain Management. Results included improved delivery performance and closer management of inventories during the market resurgence experienced in the latter half of the year.

PATENTS AND TRADEMARKS

The Company believes that its success is dependent upon its ability to access and apply core technology to its products. This technology may be obtained either through internal development activities (and obtaining appropriate patent protection) or through licensing of important technology.

There are a number of active patent activities currently being investigated at Plasma-Therm. The Company is actively pursuing two patents for MEMS processing. Additionally, other inventions, including a sputter source for dieletric films are currently in the patent process. These efforts are expected to continue over the short term.

In addition to developing technology using Plasma-Therm internal resources, the company may decide to pursue licensing agreements with outside companies to gain time to market advantages over the competition. Examples of these agreements include the cluster tool license from Applied Materials, The ControlWorks license for non-exclusive rights for the installation and distribution of Cluster Tool control Software from Adventa, and the Bosch license for the non-exclusive rights to use their plasma process technology.

RESEARCH AND DEVELOPMENT

The markets served by the Company are characterized by rapid and constant technological change. There is no assurance that the Company's current products will be viable for extended time periods. Accordingly, the Company spends substantial resources for research and product development directed toward improving existing products and developing new products.

During fiscal years ended November 30, 1999, 1998 and 1997, the Company spent approximately $7,330,000, $6,090,000 and $3,725,000, respectively, for research and product development.

To further improve time to market for development programs and to increase the speed at which resources were applied to customer products, a separate business unit was established for each of the Company's four markets. Certain R&D and applications lab personnel were restructured into specific business unit functions during 1999. The business units contain these technical resources, as well as marketing, inside sales, and production interface resources. The move was initiated in early 1999 and completed by the second half of 1999.

No assurance can be given that the Company will be technologically or commercially successful in its current or in any other research and product development efforts. As of November 30, 1999, 33 employees were engaged primarily in research and product development activities.

MARKETING, SALES AND SERVICE

In the United States, the Company sells its products through direct sales force (West Coast, Central, and East Coast). Service is provided directly with locations near customer sites throughout the U.S.

A substantial portion of the Company's business is outside of the United States. In Japan, the Company distributes its products exclusively through its distributor, Hakuto Co., Ltd., located in Tokyo. Hakuto purchases the Company's products for resale for its own account and provides sales and service through several locations in Japan. Sales to Hakuto Co., Ltd. amounted to 8%, 13% and 9% of total revenues in 1999, 1998 and 1997, respectively.

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

The following table sets forth the estimated percentages of revenues represented by the Company's principal areas of activity for the periods indicated:

                                               YEAR ENDED NOVEMBER 30,
                                        --------------------------------------
                                         1999            1998            1997
                                        -------         ------          ------
     AREA REVENUES
     -------------
     Domestic                             75%             65%             73%
     Foreign                              25%             35%             27%
                                         ---             ---             ---
       Total                             100%            100%            100%

     PRODUCT REVENUES
     ----------------
     Plasma systems(1)                    98%             97%             95%
     Other (2)                             2%              3%              5%
                                         ---             ---             ---
       Total                             100%            100%            100%

See Note 8 to the Consolidated Financial Statements for additional foreign and domestic operations and export sales information.

------------------------------------------
(1) Includes core products and automated products.
(2) Includes transformers and other systems.

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

BACKLOG

The Company's backlog as of November 30, 1999 and 1998 was approximately $25,500,000 and $10,000,000, respectively. Backlog orders consist solely of those systems for which a delivery schedule has been specified and to which the customer has assigned a purchase order number. Orders generally are subject to cancellation by the customer upon payment of charges, which vary depending on the nature of the order and the timing of the cancellation. It is expected that substantially all of the November 30, 1999 backlog will be shipped during fiscal year 2000.

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

AUTOMATED PRODUCTS

The competition for the VERSALOCK 700 system is Veeco Instruments, Inc., Surface Technology Systems, Trikon Technologies, Tegal Corporations, and Ulcoat, a subsidiary of Ulvac Technologies, Inc..

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

EMPLOYEES

As of November 30, 1999, the Company had 162 full-time employees, 141 of whom are employed in Florida, 3 in Europe, with the remaining 18 located in its sales and service offices throughout the United States. Of such employees, 18 are executive or administrative, 45 are sales and service, 66 are manufacturing and 33 are research and development personnel. The Company currently does not have any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE COMPANY AND KEY EMPLOYEES

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:


NAME                               AGE          POSITION
----                               ---          --------
Ronald H. Deferrari                59           Chairman of the Board & Chief
                                                Executive Officer

Ronald S. Deferrari                36           President

Edmond A. Richards                 49           Vice President of Engineering &
                                                Chief Operating Officer

Stacy L. Wagner                    36           Chief Financial Officer, Treasurer &
                                                Corporate Secretary

Dr. Jay N. Sasserath               37           Vice President of Strategic
                                                Marketing & Business Unit Director,
                                                MEMS and Opto/Tele Business Units

Robert D. Anderson, Jr.            59           Vice President of Operations

-------------------------
Ronald H. Deferrari is the founder, Chief Executive Office and Chairman of the Board of Directors of the Company and the father of Ronald S. Deferrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

Ronald S. Deferrari has been serving as President since June 1995. Mr. Deferrari has been employed with the Company in various capacities since 1983. Prior to his current position, he served as Chief Operating Officer and Director of Sales and Marketing.

Edmond A. Richards, PE, was appointed Vice President of Engineering in October 1996, and Chief Operating Officer in July, 1999. Mr. Richards has been Director of Engineering since 1994 and has been employed with the Company for over twenty years. Since 1991 Mr. Richards has held various engineering management positions and prior to 1996, he served as General Manager of the Company for 11 years.

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

Dr. Jay N. Sasserath, Vice President of Strategic Marketing, has been employed with the Company since December 1996. In addition, Dr. Sasserath is the Business Unit Director of the MEMS and Optoelectronics/telecommunications business units. Prior to coming to Plasma-Therm, Inc., he held various management positions in marketing and technical areas at Materials Research Corporation in New York.

Robert D. Anderson Jr., Vice President of Operations, has been employed with the Company since February 1999. Mr. Anderson brings over 30 years of semiconductor engineering and manufacturing experience to the Company. From 1988 to 1999, Mr. Anderson served in various senior management capacities at Machine Technology, Inc., Fusion Semiconductor Systems, and Eaton Semiconductor Equipment Operations. From 1968 to 1988, Mr. Anderson served in various capacities at International Business Machines Corporation. ("IBM").

OTHER KEY EMPLOYEES

Dr. David J. Johnson, Director of Research and Development, has eighteen years of experience in the plasma-processing field and has been employed with Plasma-Therm, Inc. since 1979. Dr. Johnson is the Director of Research and Development with responsibility over all the Company's research and development. He is a widely acknowledged expert in the area of metal etching for the manufacture of silicon integrated circuits and complements this with knowledge and publications in virtually every aspect of plasma processing.

Dr. Christopher Constantine, Principle Scientist, has been employed with the Company since 1984. He has acquired considerable experience working in the ECR and ICP plasma processes after an extensive career in traditional parallel plate plasmas, and is widely acknowledged for his expertise.

Lynn E. Ochs, Director of Sales and Marketing, has been employed with the Company since 1996. Mr. Ochs brings over 20 years of semiconductor capital equipment experience to the Company, having held similar positions at Applied Materials, Perkin-Elmer and Bruce Technologies.

David G. Hartel, Director of Customer Service, has been employed with the Company since March 1999. From April 1997 to March 1999, Mr. Hartel served as Regional Service Manager for Mattson Technology, Inc., a manufacturer of advanced fabrication equipment to the semiconductor manufacturing industry. From 1988 to 1997, Mr. Hartel served in various management capacities at Lam Research Corporation, a manufacturer of semiconductor processing equipment used in the fabrication of integrated circuits.

Edward W. Ostan, Business Unit Director, Data Storage, has been employed with the Company since 1997. Mr. Ostan had previously held a variety of management positions, including 17 years in technical marketing management at Veeco Instruments, Inc., a worldwide capital equipment supplier to the Data Storage industry.

Michael D. Archuletta, Business Unit Director, Photomask, joined the Company in February 1999. Mr. Archuletta brings over 25 years of semiconductor sales and marketing experience to the Company. From 1972 to 1999, Mr. Archuletta served in various senior management capacities at Tokyo Electron Arizona, Perkin-Elmer Corporation, Materials Research Corporation and Etec Systems, Inc.

ITEM 2. PROPERTIES

The Company's executive offices, manufacturing and product development facilities are located in a 60,000 square foot building in St. Petersburg, Florida that was constructed in June 1996. The building is financed by a balloon note, payable in monthly installments of $33,235, including interest at 8.5% through July 2001. A balloon payment of $2,687,596 is due at the end of the term. The land, the building and its contents collateralize the loan.

In February 1999, the Company executed a promissory note for $4,500,000 with its bank for the construction of its 33,000 square foot R&D facility adjacent to its current facility. In March 1999, the construction of the facility was temporarily put on hold. In November 1999, construction resumed and is expected to be completed by August 2000. During the construction phase, interest is payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975.

In May 1999, the Company executed a $700,000 term loan with its bank for the purchase of eight acres of land directly across from its existing facility. The total cost of the land is $1,150,000. The five-year term loan is amortized over a fifteen-year period, and payable in monthly installments of $3,889 plus interest at the one month LIBOR rate plus 2.25% (8.72% at November 30, 1999) through May 2004 at which time a balloon payment in the amount of $466,660 will be due. The note is secured by the land.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation, that is expected to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the symbol PTIS. The following table sets forth the range of high and low trade prices for the Common Stock for fiscal 1999 and 1998 as reported by NASDAQ. The Company began trading on the NASDAQ National Market on June 6, 1996 and previously traded on the NASDAQ SmallCap Market. As of January 10, 2000, the closing price of the Company's Common Stock was $12-1/4.


   FISCAL 1998                      HIGH                        LOW
   -----------                  --------------              ------------
   First quarter                     $  8-7/8                     $    6
   Second quarter                       8-7/8                      6-5/8
   Third quarter                      8-13/16                      2-3/4
   Fourth quarter                       4-7/8                      2-3/8

   FISCAL 1999                      HIGH                        LOW
   -----------                 --------------              -------------

   First quarter                  $   4-15/16                   $ 3-5/16
   Second quarter                       3-3/8                     2-1/16
   Third quarter                       3-7/16                     2-7/16
   Fourth quarter                      9-3/16                     3-5/16

As of January 10, 2000, there were 472 record holders of the shares of Common Stock.

There have been no dividends declared during 1999. The Company entered into a loan agreement with NationsBank of Florida, N.A. (NationsBank) in April 1997. That agreement contains covenants, which relate to the Company's operating performance and financial condition, including a tangible net worth ratio not to exceed 1 to 1 and a minimum cash flow ratio (as defined) of 2 to 1. As of November 30, 1999 the Company is in compliance with these and other financial covenants.

         ITEM 6.   SELECTED FINANCIAL DATA

                                               YEARS ENDED NOVEMBER 30,
                             ---------------------------------------------------------------
                              1999          1998          1997          1996          1995
                             ------       --------      --------      --------      --------
                                         (In thousands, except per share amounts)
Statement of
Operations:
   Revenues                $ 40,627       $ 49,088      $ 44,445      $ 37,862      $ 29,612

   Net Income/(loss)           (762)         1,370         4,661         2,994         1,089

   Net Income/(loss) per
      Common Share             (.07)           .12           .42           .28           .10


                                               YEARS ENDED NOVEMBER 30,
                             ---------------------------------------------------------------
                              1999          1998          1997          1996          1995
                             ------       --------      --------      --------     ---------
                                               (In thousands)
Balance Sheet at end
  of period:
Working Capital            $20,261        $20,605       $ 22,486      $16,319       $15,105

Total Assets                42,316         47,269         39,607       31,475        26,909

Total Long-Term
   Obligations               3,426          3,085          3,671        3,589         1,147

Shareholders' Equity        29,958         30,518         28,685       22,219        18,972

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The dollar amounts referenced throughout this section are approximations, rounded to the nearest ten thousand ($10,000). References to years are to the Company's fiscal years ended November 30 of the year to which referred.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:


Years ended November 30                  1999         1998        1997
                                         ----         ----        ----
Net sales                                100.0%       100.0%      100.0%
Cost of Sales                             61.0         62.1        57.8
                                         -----        -----       -----
Gross Profit                              39.0         37.9        42.2

Research and development                  18.1         12.4         8.4
Selling and administrative                19.8         17.7        16.6
Restructuring charge                       2.3          2.6         0.0
                                         -----        -----       -----
Operating Income/(Loss)                   (1.2)         5.2        17.2
Interest expense, net                       .8           .5          .2
                                         -----        -----       -----
Income/(loss) before income taxes         (2.0)         4.7        17.0
Income taxes/(benefit)                    (0.1)         1.9         6.5
                                         -----        -----       -----
Net income/(loss)                         (1.9)         2.8        10.5

COMPARISON OF FISCAL 1999 AND FISCAL 1998

On June 30, 1999, the Company disposed of all of the capital stock in its wholly owned subsidiary. Magnetran, Inc. redeemed 95% of the shares, and Magnetran's general manager purchased the remaining 5% of the shares. The total purchase price for the shares was $1,100,000, of which the Company received $300,000 in cash. The remaining $800,000 consists of a promissory note from Magnetran dated June 30, 1999. The principal amount of the note is amortized over 15 years, with a 5-year balloon. Interest and principal are payable monthly at a rate of 7% per year, with the rate of interest increasing by .25% each year thereafter. The note is secured by the shares of Magnetran. The Company recognized a gain of $84,510 on the sale, net of taxes, which is included in Selling and Administrative on the Consolidated Statements of Operations. Total revenue of $880,000 and net income of $25,000 through June 30, 1999 is included in the Consolidated Statements of Operations.

The Company's net sales decreased $8,460,000, or 17%, to $40,630,000 in 1999, compared to net sales of $49,090,000 for 1998. The decrease in net sales was primarily due to the continued slowdown in the Company's four markets during the first half of the year. The slowdown began in the third quarter of 1998 and continued through the second quarter of 1999. Revenue increased 19% in the second half of 1999 over the first half of 1999. Furthermore, revenue for the second half of 1999 exceeded revenue for the second half of 1998.

Gross profit of $15,830,000 for 1999 was 39% of net sales, compared to $18,600,000 for 1998, representing 38% of net sales. The slight increase in gross margin is primarily the result of two factors: (i) in 1998, approximately $2.2 million of inventory was written off as a result of the implementation of the Integrated Supply Chain Management philosophy (see the discussion on restructuring in the Comparison of Fiscal 1998 and Fiscal 1997 below) compared to approximately $900,000 in 1999, which is consistent with the years prior to 1998, and, (ii) a slight increase in sales of the VERSALOCK product line from 55% of total revenue in 1998 to 59% in 1999. Generally, this product line carries the highest margin.

Research and development expenses for 1999 were $7,330,000 compared to $6,090,000 in 1998, which were 18.1% and 12.4% of net sales, respectively. The increase for 1999 is the direct result of the continued implementation of new research and development programs to enhance development efforts in the Company's target markets: optoelectronics/telecommunications, data storage, photomask, and MEMS. Specifically, within the data storage market the Company has invested significant resources for its Physical Vapor Deposition (PVD) development program. To accommodate these research and development efforts (See Financial Position, Liquidity and Capital Requirements below) the Company is constructing a new facility to be used primarily for this purpose. The Company operates in constantly changing and highly competitive markets. Therefore, the Company believes it is critical to continue to increase its investment in research and development programs in order to continue to provide innovative, high-quality products, as well as maintain and increase its position as a technology leader in the markets served.

Selling and administrative expenses for the year ended November 30, 1999 were $8,040,000, down $640,000 from $8,680,000 for the year ended November 30, 1998 which were 19.8% and 17.7% of net sales, respectively. The decrease in dollars relates primarily to a decrease in spending for investor relation's initiatives due to the industry downturn and substantially lower officers' bonuses being paid in 1999, offset by the incremental costs associated with the implementation of the business units. As of the beginning of the third quarter of 1999, as part of the Company's continued reorganization, the implementation of the market-specific business units was complete. A separate business unit was established for each of the Company's four key markets. In 1999, certain key executives joined the Company to head up and staff each business unit, consisting of a Business Unit Director, process development and applications scientists, and a Customer Program Manager. This new re-organization has allowed the Company to make greater penetration into its existing markets, with the potential for increased market share in the year 2000 and beyond. The business units split efforts between research and development and marketing. Although there are intellectual property costs associated with the implementation of the business units, management believes that the benefits far outweigh the costs. The increase in selling and administrative expenses as a percentage of net sales is due to the decrease in net sales from 1998 to 1999.

The Company incurred a restructuring charge of $1,270,000 in 1998, which was the result of the implementation of the Integrated Supply Chain Management (SCM) program with TRW/BDM (see discussion below under Comparison of Fiscal 1998 to Fiscal 1997). The remaining costs of $950,000 were expensed in the first half of 1999.

The Company's effective tax benefit was 5% in 1999 compared to a tax rate of 41% in 1998. The reduced benefit of 5%, which was less than the statutory rate in 1999, was primarily the result of the following: (i) payment and expense of various state income taxes in 1999 totaling approximately $120,000 for prior years' taxes, and (ii) non-deductible charges of approximately $90,000 relating primarily to meals and entertainment. The higher rate of 41% over the effective tax rate of 34% in 1998 is primarily the result of non-deductible charges of approximately $93,000 related primarily to meals and entertainment.

Net loss for 1999 was $762,000 compared to net income of $1,370,000 in 1998. Net loss per basic and diluted common share was $.07 for 1999, a decrease of $.19 from net income per basic and diluted common share of $.12 for the year ended November 30, 1998. The components of this decrease are described above.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending November 30, 2001. The Company believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial statements.

COMPARISON OF FISCAL 1998 AND FISCAL 1997

The Company's net sales increased $4,650,000, or 10%, to $49,090,000 in 1998, compared to net sales of $44,440,000 for 1997. The increase in net sales was primarily attributable to higher product demand and increased sales of the Company's newest product line, the VERSALOCK 700 Series. Total sales related to VERSALOCK 700 Series in 1998 and 1997 were $27,240,000 and $20,540,000, which represented 55% and 46% of net sales respectively.

Gross profit of $18,600,000 for 1998 was 38% of net sales, compared to $18,750,000 for 1997, representing 42% of net sales. The decrease was primarily the result of a write down of inventory of approximately $2.2 million in 1998, compared to $1.2 million in 1997 as discussed in the following paragraph. In addition, to a lesser extent, the decrease in gross profit reflected an investment in additional service personnel and training to support the increasing number of installed systems.

In June of 1998 the Company entered into a contract with BDM International, Inc. (TRW/BDM) Integrated Supply Chain Solutions Management Consulting to facilitate the Company's transformation from its existing business processes to an Integrated Supply Chain Management philosophy (see the discussion on restructuring charge below). A byproduct of this program was the identification of non-productive inventory related to, among other things, engineering design changes, bill of materials restructuring, slow moving inventory, and de-emphasization of product lines and options. Accordingly, $2,230,000 of inventory related to these items was identified and written off during the year. In 1997, $1,200,000 of obsolete inventory was written off, of which $670,000 related to the discontinuance of Clusterlock(R) 7000 series.

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

Selling and administrative expenses for the year ended November 30, 1998 were $8,680,000, up from $7,380,000 for the year ended November 30, 1997 which were 17.7% and 16.6% of net sales, respectively. The increase of $1,300,000 related primarily to increased spending for marketing and investor relation's initiatives to support the ongoing development of markets and heightened awareness of the Company and its products. The Company's marketing department was established during the second quarter of 1997. In addition, to a lesser extent, the Company incurred a higher level of overhead required to support the increased sales volume.

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

As of November 30, 1998, new and streamlined business processes, new performance measures and improved cycle times related to the demand management and the supply management activities had begun to yield improved efficiencies throughout the Company. A number of operating activities were no longer required, and certain other activities were over-staffed. As a result, the Company downsized its workforce by approximately 15%, resulting in a charge of $340,000 related primarily to severance compensation. The balance of $930,000 consists of the consulting fees for TRW/BDM services. As of November 30, 1998, $1,000,000 remained in accrued liabilities relating primarily to the consulting fees and severance costs. The Company anticipated incurring approximately an additional $1,000,000 in 1999, with the majority of the cost being incurred in the first quarter of 1999, for the completion of this program.

The Company's effective tax rate was 41% in 1998 compared to 38% in 1997. The higher rate in 1998 is a combination of lower income before income taxes in 1998 compared to 1997 and non-deductible charges related primarily to meals and entertainment remaining at the same level for both years. Therefore, as a percentage of income before income taxes, the non-deductible charges for 1998 were higher, resulting in a higher effective tax rate.

Net income for 1998 was $1,370,000 compared to $4,660,000 in 1997. Net income per share was $.12 (diluted) for 1998, a decrease of $.30 from $.42 (diluted) for the year ended November 30, 1997. The components of this decrease are described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

Even though the semiconductor industry experienced a continued slowdown in 1999, the Company's financial condition remained strong, with a ratio of current assets to current liabilities of 3.3:1 at November 30, 1999, compared to 2.5:1 at November 30, 1998.

Cash at November 30, 1999 was $6,910,000, which is a decrease of $260,000 from $7,170,000 at November 30, 1998. The primary components of this decrease are described herein. The following discussion highlights certain aspects of the Company's cash flow activities impacting cash along with certain related balance sheet line items. The activities to be discussed are as follows:

                                                 1999               1998
                                              -----------       -----------
Net cash provided by
  Operating activities                        $ 5,160,000       $ 4,700,000
Net cash used in investing activities          (2,640,000)       (5,540,000)
Net cash provided by (used in)
  financing activities                         (2,780,000)        2,610,000
                                              -----------       -----------
Net increase (decrease) in cash                  (260,000)        1,770,000

The Company generated $5,160,000 of cash from operations in 1999, compared to $4,700,000 in 1998.

Cash flows from operating activities in 1999 primarily reflected non-cash depreciation and amortization of $3,300,000, and decreases of $4,940,000 and $790,000 in accounts receivable and prepaid income taxes, respectively, increases of $610,000 in accrued payroll and other accrued expenses, partially offset by a net loss of $760,000, increases in inventory of $1,630,000, and decreases in accounts payable and accrued restructuring charges of $1,070,000 and $930,000.

Cash flows from operating activities in 1998 primarily reflected net income of $1,370,000, non-cash depreciation and amortization of $2,410,000, and increases of $1,690,000, $350,000, and $990,000 in accounts payable, accrued expenses, and accrued restructuring charge, respectively, partially offset by increases in accounts receivable of $1,080,000, and prepaid income taxes of $1,150,000.

Depreciation and amortization was $3,300,000 in 1999 compared to $2,410,000 in 1998, a $890,000 increase. Approximately $670,000 and $330,000 of self-constructed and purchased equipment, respectively, was added in 1999 to be used in the development efforts in the Company's target markets and PVD technology discussed previously. Throughout 1998, approximately $4.4 million of self-constructed and purchased equipment was added. A full year of depreciation expense was charged on this equipment in 1999, compared to a lesser amount in 1998, based on when the equipment was put into service. In addition, $380,000 of computer equipment was added in 1999. The majority of the lab equipment is being depreciated over a three-year life and the computer equipment is being depreciated over a five-year life.

Accounts receivable decreased by $4,940,000 at November 30, 1999, primarily due to a recovery of the semiconductor industry. Although net sales for the fourth quarter of 1999 were slightly less than the same period in 1998, the Company had extended more favorable payment terms to certain customers as of November 30, 1998 in order to secure sales in a weakened economy in the semiconductor industry that started in the second half of 1998.

The decrease in prepaid income taxes of $790,000 at November 30, 1999 was primarily the result of a federal tax refund in the first quarter of 1999 for the overpayment of 1998 taxes.

The increase in accrued payroll and other accrued expenses of $610,000 at November 30, 1999 relates primarily to an increase of $100,000, $110,000, $130,000 and $250,000 for warranty reserve, accrued license fees, accrued bonus, and other accrued expenses, respectively. The increase in warranty reserve is the result of an increasing number of systems remaining under warranty. The increase in accrued license fees is related essentially to the timing of payment. As of November 30, 1998, no bonus was accrued as a result of a loss in the fourth quarter of 1998, compared to the fourth quarter of 1999 which resulted in income. Bonus accruals are primarily based on net income. Of the $250,000 increase in other accrued expenses, approximately $130,000 relates to expenses associated with the potential change of control of the Company (see Recent Developments). The remaining $120,000 relates to various year-end accruals of invoices which were not recorded in accounts payable.

The increase in inventory of $1,630,000 consists of a $500,000 increase in raw materials and a $1,100,000 increase in work in process. The increase is the direct result of increased business which is demonstrated by the Company's record backlog as of November 30, 1999.

Accounts payable decreased by $1,070,000 at November 30, 1999. As a result of the weakened economic condition of the semiconductor industry, in the fourth quarter of 1998, the Company temporarily extended its payment terms to primarily all of its vendors to ninety days. As of November 30, 1999, vendors payment terms were back to normal (generally 30 days).

Accrued restructuring decreased by $930,000, primarily due to the consulting services to TRW/BDM being completed and paid in full.

Net cash used in investing activities for 1999 was $2,640,000 compared to $5,540,000 in 1998. Cash used for investing activities in 1999 and 1998 was primarily for capital expenditures, of which $1,000,000 and $4,450,000, respectively, was for the construction and purchase of various lab equipment to be used in research and development. In addition, $300,000 incurred in 1999 and $310,000 incurred in 1998 is comprised of various production, transportation and computer equipment. Furthermore, capital expenditures incurred in 1999 and 1998 for the construction of the new R&D facility totaled $300,000 and $620,000, respectively. The Company also incurred expenditures in 1999 for eight acres of land across the street from its current facilities totaling $1,150,000. In addition, in 1998, expenditures were incurred for its current facility totaling $160,000. In 1999, cash used in investing activities was offset by the net proceeds of $50,000 from the sale of the Company's wholly owned subsidiary on June 30, 1999 and $60,000 for the disposition of equipment.

Net cash used in financing activities for 1999 was $2,780,000, compared to net cash provided by financing activities of $2,610,000 in 1998. For both 1999 and 1998, cash used in financing activities include $610,000 and $720,000, for the repayment of principal on long-term obligations. Cash used by financing activities in 1999 included net payments of $3,000,000 under the line of credit agreements, whereas in 1998, net proceeds of $3,000,000 under the line of credit agreements provided cash from financing activities. Cash provided by financing activities in 1999 and 1998 was from the exercise of common stock options of $130,000 and $330,000, respectively. Furthermore, in 1999 the Company executed a term loan with its bank for the purchase of eight acres of land across the street from the existing facility, providing $700,000 in additional funds.

In February 1999, the Company executed a promissory note for $4,500,000 with its bank for the construction of its 33,000 square foot R&D facility adjacent to its current facility. In March 1999, the construction of the facility was temporarily put on hold. In November 1999, construction resumed and is expected to be completed by August 2000. During the construction phase, interest is payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975.

In May 1999, the Company executed a $700,000 term loan with its bank for the purchase of eight acres of land directly across from its existing facility. The total cost of the land was $1,150,000. The five-year term loan is amortized over a fifteen-year period, and payable in monthly installments of $3,889 plus interest at the one month LIBOR rate plus 2.25% (8.72% at November 30, 1999) through May 2004. The note is secured by the land.

In May 1999, the Company renewed its $10,000,000 line of credit with its bank. The term of the line of credit agreement is through May 2000. Interest is payable monthly at the one month LIBOR rate plus 2% (8.47% at November 30, 1999). The line is collateralized by all the Company's assets. As of November 30, 1999, the Company's availability under the line of credit was reduced by $30,738 as a result of outstanding letters of credit. The unused balance on the line at November 30, 1999 and 1998 was $7,969,262 and $4,813,500 respectively.

All the real estate loans are cross-collateralized, including the $4.5 million construction loan for the new R&D facility, the $700,000 term loan for the land, and the term loan for the Company's existing facility. The line of credit is cross-collateralized with the Company's $1 million term loan. All of the Company's bank debt is cross-defaulted. In addition, the agreements include financial covenants related to the Company's operating performance and financial condition.

At November 30, 1999, the Company's primary sources of liquidity consisted of cash, cash equivalents and a revolving credit facility with its bank.

On January 28, 2000, Volcano Acquisition Corp. (the "Purchaser"), a Florida corporation and a wholly owned subsidiary of Oerlikon-Buhrle USA, Inc.("Parent"), a Delaware corporation, completed its tender offer (the "Offer") for all of the outstanding shares of voting common stock, par value $.01 per share ("Common Stock"), of the Company, by accepting for payment all of the approximately 10,629,473 shares (the "Shares") of Common Stock which were validly tendered and not withdrawn. Upon completion of the Offer, which was made pursuant to the Agreement and Plan of Merger, dated as of December 20, 1999, among the Company, Parent and the Purchaser (the "Merger Agreement"), Parent acquired beneficial ownership of the Shares which represent approximately 94.46% of the outstanding Common Stock. The Merger Agreement provides that after the purchase of the Shares pursuant to the Offer, the Purchaser will be merged with and into the Company (the "Merger") on the business day on which certain conditions in the Merger Agreement are satisfied or waived.

YEAR 2000

During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000.

At the date of this report, the Company had not yet experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products.

Year 2000 related costs through January 14, 2000 were approximately $90,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000 compliance. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial. No significant information system projects were deferred to accommodate the year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE EXPOSURE

The Company does not have any material market risk sensitive financial instruments. Currently, all of the Company's revenues and expenses are invoiced and paid in U.S. dollars, therefore, fluctuations on exchange rates between the U.S. dollar and such foreign currencies should have no adverse effect on the Company's business, results of operations, and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX
                                      -----

                                                              PAGE
                                                              ----

Accountants' Report .....................................      23

Consolidated Financial Statements

      Balance Sheets - November 30, 1999 and 1998 .......      24

      Statements of Operations - Years Ended
          November 30, 1999, 1998 and 1997 ..............      26

      Statements of Shareholders' Equity - Years Ended
          November 30, 1999, 1998 and 1997 ..............      27

      Statements of Cash Flows - Years Ended
          November 30, 1999, 1998 and 1997 ..............      28

      Notes to the Financial Statements .................      30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Plasma-Therm, Inc.


We have audited the accompanying consolidated balance sheets of Plasma-Therm, Inc. and Subsidiary as of November 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma-Therm, Inc. and Subsidiary as of November 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1999 in conformity with generally accepted accounting principles.


                                                 GRANT THORNTON LLP

Tampa, Florida
January 14, 2000

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,

                          ASSETS              1999              1998
                                           -----------      -----------

Current assets
    Cash and cash equivalents              $ 6,913,363      $ 7,170,464
    Accounts receivable                      9,610,493       14,842,937
    Inventories                             11,191,676        9,859,914
    Prepaid income taxes                       553,150        1,405,591
    Prepaid expenses and other                 756,312          747,234
    Deferred tax asset                         166,909          244,691
                                           -----------      -----------

       Total current assets                 29,191,903       34,270,831
                                           -----------      -----------

Property, plant and equipment
    Building                                 5,291,897        4,996,731
    Machinery and equipment                 12,206,978       11,296,080
    Leasehold improvements                          --          151,005
                                           -----------      -----------

                                            17,498,875       16,443,816
    Less accumulated depreciation and
       amortization                          7,390,281        4,610,619
                                           -----------      -----------

                                            10,108,594       11,833,197
    Land                                     2,168,851        1,012,992
                                           -----------      -----------

                                            12,277,445       12,846,189
                                           -----------      -----------

Other assets                                   846,155          151,762
                                           -----------      -----------

                                           $42,315,503      $47,268,782
                                           ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,


                       LIABILITIES                           1999             1998
                                                          ----------      ------------
Current liabilities
    Line of credit                                       $ 2,000,000      $ 5,000,000
    Current maturities of long-term obligations              335,635          585,228
    Accounts payable                                       3,789,467        4,828,263
    Accrued payroll and related                              808,511          605,431
    Accrued expenses                                       1,485,612        1,083,535
    Accrued restructuring charge                              58,965          992,847
    Customer deposits                                        298,705          570,625
    Deferred revenue                                         153,900               --
                                                         -----------      -----------

       Total current liabilities                           8,930,795       13,665,929
                                                         -----------      -----------

Long-term obligations                                      3,426,384        3,085,353
                                                         -----------      -----------


                  SHAREHOLDERS' EQUITY

Shareholders' equity
    Common stock, $.01 par value (25,000,000
      shares authorized, 11,252,311 and
      11,207,061 shares issued and outstanding
      at November 30, 1999 and 1998, respectively )          112,525          112,072
    Additional paid-in capital                            17,359,550       17,156,849
    Retained earnings                                     12,486,249       13,248,579
                                                         -----------      -----------

                                                          29,958,324       30,517,500
                                                         -----------      -----------

                                                         $42,315,503      $47,268,782
                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEAR ENDED NOVEMBER 30,



                                                                    1999           1998             1997
                                                                ------------    ------------     ----------
Net sales                                                       $ 40,627,328    $ 49,088,445   $ 44,444,657
Cost of sales                                                     24,796,048      30,491,002     25,689,816
                                                                ------------    ------------   ------------

        Gross profit                                              15,831,280      18,597,443     18,754,841
                                                                ------------    ------------   ------------

Operating expenses:
   Research and development                                        7,329,755       6,090,516      3,725,465
   Selling and administrative                                      8,044,679       8,683,252      7,379,055
   Restructuring Charge                                              948,069       1,269,532             --
                                                               -------------    ------------   ------------

        Total operating expenses                                  16,322,503      16,043,300     11,104,520
                                                               -------------    ------------   ------------

        Operating income (loss)                                     (491,223)      2,554,143      7,650,321

Interest expense, net                                                314,329         226,473        112,107
                                                               -------------    ------------   ------------

        Income (loss) before income taxes (benefit)                 (805,552)      2,327,670      7,538,214

Income taxes (benefit)                                               (43,222)        957,490      2,877,094
                                                               -------------    ------------   ------------

        Net income (loss)                                         $ (762,330)    $ 1,370,180    $ 4,661,120
                                                               =============    ============   ============

Earnings (loss) per share:

  Basic                                                              $ (0.07)         $ 0.12         $ 0.43
                                                               =============    ============   ============

  Diluted                                                            $ (0.07)         $ 0.12         $ 0.42
                                                               =============    ============   ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       THREE YEARS ENDED NOVEMBER 30, 1999

                                                                          ADDITIONAL
                                                                            PAID-IN         RETAINED
                                                   COMMON STOCK             CAPITAL         EARNINGS
                                         -----------------------------    -----------     ------------
                                             SHARES
                                             ISSUED          AMOUNT          AMOUNT          AMOUNT
                                         -------------   -------------    ------------    ------------
Balance at November 30, 1996                10,396,061    $    103,962    $ 14,897,446    $  7,217,279

Exercise of stock options
    (inclusive of income tax benefits)         330,500           3,305       1,482,967              --

Exercise of warrants                           400,000           4,000         304,840              --

Compensation on unexercised
    stock options                                   --              --          10,000              --

Net income                                          --              --              --       4,661,120
                                          ------------    ------------    ------------    ------------

Balance at November 30, 1997                11,126,561         111,267      16,695,253      11,878,399

Exercise of stock options
    (inclusive of income tax benefits)          80,500             805         437,096              --

Compensation on unexercised
    stock options                                   --              --          24,500              --

Net income                                          --              --              --       1,370,180
                                          ------------    ------------    ------------    ------------

Balance at November 30, 1998                11,207,061         112,072      17,156,849      13,248,579

Exercise of stock options
    (inclusive of income tax benefits)          45,250             453         190,851              --

Compensation on unexercised
    stock options                                   --              --          11,850              --

Net income (loss)                                   --              --              --        (762,330)
                                          ------------    ------------    ------------    ------------

Balance at November 30, 1999                11,252,311    $    112,525    $ 17,359,550    $ 12,486,249
                                          ============    ============    ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PLASMA-THERM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             YEAR ENDED NOVEMBER 30,

                                                                      1999            1998            1997
                                                                  -------------   -----------     ------------
Cash flows from operating activities
    Net income (loss)                                             $  (762,330)    $ 1,370,180     $ 4,661,120
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
        Depreciation and amortization                               3,302,345       2,406,123       1,872,424
        Gain on sale of Magnetran, net of taxes                       (84,510)             --              --
        (Gain) loss on disposal of assets                              (5,761)             --          37,185
        Deferred taxes                                                 32,808          49,123          94,499
        Compensation - stock options                                   19,100          24,500          15,310
        Tax benefit related to certain stock options
           and warrants                                                54,281         105,256         372,782
        Changes in assets and liabilities
           (Increase) decrease in accounts receivable               4,936,398      (1,087,159)     (5,709,648)
           (Increase) decrease in inventories                      (1,632,846)         15,887      (1,917,181)
           (Increase) decrease in prepaid income taxes                788,189      (1,147,490)       (163,868)
          (Increase) decrease in prepaid expenses and other            16,807        (590,814)         76,230
           Increase (decrease) in accounts payable                 (1,067,452)      1,686,866         917,571
           Increase (decrease) in accrued payroll and related         211,856         (46,074)        (25,169)
           Increase (decrease) in accrued  expenses                   399,494         348,815        (289,374)
           Increase (decrease) in accrued restructuring charge       (933,882)        992,847              --
           Increase (decrease) in customer deposits                  (271,920)        570,625        (218,000)
           Increase in deferred revenue                               153,900              --              --
                                                                  -----------     -----------     -----------
                    Net cash provided by (used in)
                        operating activities                        5,156,477       4,698,685        (276,119)
                                                                  -----------     -----------     -----------

Cash flows from investing activities
    Capital expenditures                                           (2,761,622)     (5,541,429)     (2,305,667)
    Proceeds from sale of fixed assets                                 66,975              --              --
    Net Proceeds from sale of Magnetran                                48,706              --              --
    Other                                                              11,151           6,501          15,863
                                                                  -----------     -----------     -----------

                    Net cash used in
                        investing activities                       (2,634,790)     (5,534,928)     (2,289,804)
                                                                  -----------     -----------     -----------

                        PLASMA-THERM, INC. AND SUBSIDIARY

                             YEAR ENDED NOVEMBER 30,


                                                                    1999           1998            1997
                                                               ------------    -----------      -----------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations                700,000              --       1,000,000
    Principal payments on long-term obligations                   (608,561)       (723,968)       (719,346)
    Net proceeds (payments) under line of credit agreements     (3,000,000)      3,000,000       1,000,000
    Exercise of common stock and warrants                          129,773         332,645       1,417,020
                                                               -----------     -----------     -----------
                    Net cash provided by (used in)
                        financing activities                    (2,778,788)      2,608,677       2,697,674
                                                               -----------     -----------     -----------
                    Net increase (decrease) in cash
                        and cash equivalents                      (257,101)      1,772,434         131,751
                                                               -----------     -----------     -----------
Cash and cash equivalents, beginning of year                     7,170,464       5,398,030       5,266,279
                                                               -----------     -----------     -----------
Cash and cash equivalents, end of year                         $ 6,913,363     $ 7,170,464     $ 5,398,030
                                                               ===========     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended November 30:

                                1998          1998           1997
                             ---------    ------------   ----------
Cash paid for:
    Interest                 $ 654,638       $ 616,552   $  474,602
    Income Taxes               276,490       1,951,255    2,526,227


See Note 7 for sale of Magnetran



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Plasma-Therm, Inc.

                   Notes to Consolidated Financial Statements

                                November 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Plasma-Therm, Inc., a Florida corporation, together with its subsidiary (collectively, the "Company"), is engaged in the design and production of thin film etching and deposition manufacturing equipment. The Company sells this equipment directly to manufacturers in the optoelectronics/telecommunications, data storage, photomask, microelectromechanical (MEMS), and other industries. The Company's products are marketed, together with service and technical support, by the Company's direct sales force, its Japanese distributor and independent domestic and foreign manufacturer's representatives.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Plasma-Therm, Inc. at November 30, 1999 includes its wholly owned subsidiary, Magnetran, Inc. through June 30, 1999 (see
Note 7). All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. One such estimate is the estimated fair value of the Company's products used on various research and development projects. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is provided by using the straight-line method (straight-line and accelerated methods for tax purposes) over the useful lives of the related assets (machinery and equipment principally over three to five years and building over 39 years). Depreciation expense for 1999, 1998 and 1997 was $3,242,345, $2,346,123 and $1,812,424, respectively.

Machinery and equipment category includes certain of the Company's current products, which are used two to three years on various research and development projects and subsequently sold. The items are depreciated over three years to reflect their use and correspondingly adjust the items to their estimated fair value. At November 30, 1999 and 1998 the cost and accumulated depreciation related to these items are approximately $7,006,000 and $3,863,000, and $6,507,000 and $1,827,000, respectively.

REVENUE AND COST RECOGNITION

Sales of the Company's products are recognized upon acceptance by the customer and transfer of title, which is generally by the date of shipment.

FIELD SERVICE COSTS (PRINCIPALLY WARRANTY AND INSTALLATION)

Field service costs relating principally to warranty and installation are accrued upon the shipment of the products. The warranty reserve included in accrued expenses at November 30, 1999 and 1998 is $450,000 and $350,000 respectively. The warranty expense recorded in 1999, 1998, and 1997 of approximately $1,167,000 (inclusive of a $100,000 increase in the warranty accrual), $897,000, and $428,000 (inclusive of a $260,000 reduction of warranty accrual), respectively, was determined by management using current and historical actual expense, industry experience and other factors.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

         INCOME PER SHARE

         The following is a reconciliation of the numerators and denominators of the computations of basic and diluted EPS for all periods presented.

                                              FOR THE YEAR ENDED NOVEMBER 30, 1999
                                     --------------------------------------------------------
                                     INCOME/(LOSS)              SHARES              PER-SHARE
                                      (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                     -------------          -------------           ---------
Basic EPS:
  Income/(loss) available
   to common shareholders               $(762,330)             11,221,086             $(.07)
                                                                                      ======

Effect of Dilutive Securities:
  Options                                      --                      --
                                        ---------              ----------
Diluted EPS:
  Income available to common
   shareholders + assumed
       conversions                      $(762,330)             11,221,086             $(.07)
                                        ==========             ==========             ======


                                              FOR THE YEAR ENDED NOVEMBER 30, 1998
                                     --------------------------------------------------------
                                       INCOME                 SHARES              PER-SHARE
                                    (NUMERATOR)            (DENOMINATOR)             AMOUNT
                                    -----------            -------------           ---------
Basic EPS:
  Income available to common
   Shareholders                      $1,370,180                11,176,945             $.12
                                                                                      ====

Effect of Dilutive Securities:
  Options                                    --                   154,038
                                     ----------                   -------

Diluted EPS:
  Income available to common
   shareholders + assumed
   conversions                       $1,370,180                11,330,983             $.12
                                     ==========                ==========             ====


                                              FOR THE YEAR ENDED NOVEMBER 30, 1997
                                   --------------------------------------------------------
                                      INCOME                 SHARES              PER-SHARE
                                   (NUMERATOR)            (DENOMINATOR)            AMOUNT
                                   -----------            -------------           ---------
Basic EPS:
  Income available to common
   Shareholders                     $4,661,120             10,941,888               $.43
                                                                                    ====

Effect of Dilutive Securities:
  Options                                   --                227,205
                                    ----------             ----------

Diluted EPS:
  Income available to common
   shareholders + assumed
   conversions                     $4,661,120              11,169,093               $.42
                                   ==========              ==========               ====

All potentially dilutive common shares for the year ended November 30, 1999 and potentially dilutive common shares in the amount of 30,000 and 0 for the years ended November 30, 1998 and 1997, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive.

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

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". The Statement is effective for the Company's fiscal year 1999. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

NEWLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending November 30, 2001. The Company believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial statements.

RECLASSIFICATIONS

Minor reclassifications have been made to the 1997 financial statements to conform to the 1998 and 1999 presentation.

2. INVENTORIES

Inventories consist of the following:

                                                   NOVEMBER 30,
                                          --------------------------------
                                              1999               1998
                                          -----------         -----------
               Raw materials              $ 5,526,624         $ 4,974,844
               Work-in-process              5,175,904           4,477,355
               Finished goods                 489,148             407,715
                                          -----------         -----------
                                         $ 11,191,676         $ 9,859,914
                                         ============         ===========

For the year ended November 30, 1998, the Company incurred a charge of $2,202,885 for obsolete and slow-moving inventory, of which $1,947,885 was recorded in the fourth quarter. This charge is included in cost of sales on the income statement.

3. SHORT-TERM AND LONG-TERM BORROWINGS

CONSTRUCTION LOAN

In February 1999, the Company executed a promissory note for $4,500,000 with its bank for the construction of its 33,000 square foot R&D facility adjacent to its current facility. In March 1999, the construction of the facility was temporarily put on hold. In November 1999, construction resumed and is expected to be completed by August 2000. During the construction phase, interest is payable monthly at the one month LIBOR rate plus 2.25% on the outstanding balance. Upon completion of the construction phase, the note will be converted to a five-year term loan and amortized over a fifteen-year period. Equal payments of principal and interest will be payable monthly at a fixed interest rate based on the LIBOR rate plus 2.25%. The interest rate will be determined prior to conversion. The loan will be collateralized by the land, the building and its contents. The facility will reside on existing land and 1.4 acres purchased in December 1997 for $226,975. There is no outstanding balance at November 30, 1999.

LINE OF CREDIT

In May 1999, the Company renewed its $10,000,000 line of credit with its bank. The term of the line of credit agreement is through May 2000. Interest is payable monthly at the one month LIBOR rate plus 2% (8.47% at November 30, 1999). The line is collateralized by all the Company's assets. As of November 30, 1999, the Company's availability under the line of credit was reduced by $30,738 as a result of outstanding letters of credit. The unused balance on the line at November 30, 1999 and 1998 was $7,969,262 and $4,813,500 respectively.

All the real estate loans are cross collateralized, including the $4.5 million construction loan for the new R&D facility, the $700,000 term loan for the land, and the term loan for the Company's existing facility. The line of credit is cross collateralized with the Company's $1 million term loan. All debt is cross-defaulted.

NOTES PAYABLE

Notes payable consist of the following:


                                                                           NOVEMBER 30,
                                                                 -------------------------------
                                                                    1999                1998
                                                                 ------------        -----------
Note payable with a bank, payable in monthly installments of
$33,235 including interest at 8.5% payable through July 2001.
The note is secured by the land, the building and its contents.    $2,946,471         $3,084,876

Note payable with a bank, payable in monthly installments of
$3,889 plus interest at the one month LIBOR rate plus 2.25%
(8.72% at November 30, 1999) maturing May 2004. The note is
secured by the land across the street from the current
facility.                                                             676,666                - -

Note payable with a bank, payable in monthly installments of
$27,778 plus interest at the one month LIBOR rate plus 2.25%
(8.72% at November 30, 1999) maturing April 2000. The note is secured by various research and development equipment and is
cross-collateralized with the line of credit above.                   138,882            472,218

Other                                                                                    113,487
                                                                   ----------         ----------
                                                                    3,762,019          3,670,581

Less current portion                                                  335,635            585,228
                                                                   ----------         ----------
                                                                   $3,426,384         $3,085,353
                                                                   ==========         ==========

         Aggregate maturities of notes payable for five years following November 30, 1999 are as follows:

               2000                               $  335,635
               2001                                2,843,050
               2002                                   46,667
               2003                                   46,667
               2004                                  490,000
                                                  ----------
                                                  $3,762,019
                                                  ==========

The Company's line of credit and principally all its notes payable with its bank are subject to certain financial covenants including a tangible net worth ratio not to exceed 1 to 1 and a minimum cash flow ratio (as defined) of 2 to 1. As of November 30, 1999, the Company was in compliance with these and other financial covenants. These covenants do not restrict the Company's ability to pay out dividends from retained earnings as of November 30, 1999.

Interest expense for the years ended November 30, 1999, 1998, and 1997 was $654,638, $616,552, and $474,602, reduced by interest income of $340,309,
$390,079, and $362,495, respectively, for financial statement presentation.

4. SHAREHOLDERS' EQUITY

1995 STOCK INCENTIVE PLAN

In June 1995, the Company's shareholders approved the 1995 Stock Incentive Plan (the Plan). The Plan authorizes the granting of both incentive stock options and non-qualified stock options up to a total of 1,000,000 shares, increased annually by an additional number of shares equal to 1% of the number of shares outstanding on the last day of each fiscal year, commencing November 30, 1995, provided that the maximum aggregate number of shares to be issued shall not exceed 4,500,000 (3,042,617 authorized as of November 30, 1999). The Plan authorizes the granting of both incentive stock options and non-qualified stock options. The option price for non-qualified stock options may be less than, equal to, or greater than the fair market value on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market value at date of grant, is recognized over the vesting or service period. For all the periods presented substantially all of the options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Stock option activity under the 1995 Plan was as follows:


                                                                NOVEMBER 30,
                               -----------------------------------------------------------------------------
                                          1999                     1998                     1997
                               ------------------------  ------------------------   ------------------------
                                               WEIGHTED                  WEIGHTED                   WEIGHTED
                                               AVERAGE                   AVERAGE                    AVERAGE
                                               EXERCISE                  EXERCISE                   EXERCISE
                                SHARES          PRICE      SHARES         PRICE      SHARES          PRICE
                               ---------      ---------  ---------      ---------    -------      ----------
     Outstanding-
      Beginning of year        1,274,000      $   5.48   1,023,500      $   5.06     809,000      $   3.73
     Granted                     631,500          3.00     431,000          6.29     712,000          5.56
     Exercised                    45,250          2.87      80,500          4.13     330,500          3.35
     Expired                      47,000          5.93      90,000          5.63      97,000          3.92
     Forfeited                    80,500          5.07      10,000          6.19      70,000          4.46
                               ---------                 ---------                   -------

     Outstanding -
      end of year              1,732,750          4.65   1,274,000          5.48   1,023,500          5.06
                               =========                 =========                 =========

     Weighted Average
      fair value of
      options granted
      during the year                            $1.32                     $2.50                     $2.53

During 1999, the expiration dates for 213,000 options were extended one year.

The following information applies to options outstanding and exercisable at November 30, 1999:

Outstanding Shares:

                                                          WEIGHTED AVERAGE
                                                              REMAINING
         RANGE OF                     NUMBER               CONTRACTUAL LIFE            WEIGHTED AVERAGE
      EXERCISE PRICES               OUTSTANDING                (YEARS)                  EXERCISE PRICE
---------------------------    --------------------    -----------------------    -------------------------
$1.65 - 3.87                           659,250                   1.90                       $2.92
$4.12 - 5.25                           410,000                   0.80                       $4.31
$6.19 - 6.97                           655,000                   0.94                       $6.57
$8.50                                    8,000                   1.53                       $8.50

Exercisable Shares:

$2.41 - 3.87                           499,250                   1.62                       $3.00
$4.12 - 5.25                           410,500                   0.80                       $4.31
$6.19 - 6.97                           652,500                   0.93                       $6.57
$8.50                                    8,000                   1.53                       $8.50

At November 30, 1998 and 1997 there were 1,234,000 and 651,000 exercisable shares at a weighted average exercise price of $5.42 and $4.01 respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Management has made the determination not to adopt SFAS No. 123's accounting recognition provisions for employee stock options. Therefore, only proforma disclosures under SFAS No. 123 are required. Had compensation cost for stock options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                  1999                    1998                  1997
                                            --------------------    ------------------    ------------------

Net Income/(Loss)      As Reported                $(762,330)             $1,370,180             $4,661,120
                       Pro Forma                 (1,229,110)                221,643              3,863,798

Basic &
  Dilutive EPS         As Reported                    $(.07)                   $.12                   $.42
                       Pro Forma                       (.11)                    .02                    .34

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: No dividend yield for all years; expected volatility of 75.0, 73.0 and 69.9 percent; risk-free interest rates of 5.2, 5.3 and 6.1 percent; and expected lives of 2.1, 2.2 and 2.4 years.

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

5. INCOME TAXES

The provisions for income taxes consist of the following:

                                                NOVEMBER 30,
                                -------------------------------------------
                                    1999             1998          1997
                                ----------       ----------      ----------
Current
 Federal                        $ (270,072)      $  694,809      $2,141,214
 State                             177,966          108,278         268,599
                                ----------       ----------      ----------
                                   (92,106)         803,087       2,409,813
                                ----------       ----------      ----------

Deferred
 Federal                            (7,154)          47,832          83,823
 State                               1,757            1,315          10,676
                                ----------       ----------      ----------
                                    (5,397)          49,147          94,499
                                ----------       ----------      ----------

Tax benefit from the
exercise of employee stock
options                             54,281          105,256         372,782
                                ----------       ----------      ----------
                                $  (43,222)      $  957,490      $2,877,094
                                ==========       ==========      ==========


The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

                                                NOVEMBER 30,
                                -------------------------------------------
                                    1999             1998          1997
                                ----------       ----------      ----------

Tax expense at statutory
rate                            $(273,888)         $791,408      $2,562,993

State income taxes, net of
federal income tax benefit        124,040            91,779         233,819

Non-deductible charges             90,527            93,037          63,112

Other                              16,099           (18,734)         17,170
                                ---------          --------      ----------
                                $ (43,222)         $957,490      $2,877,094
                                =========          ========      ==========

         The deferred taxes consist of the following:

                                                           NOVEMBER 30,
                                                   --------------------------
                                                      1999            1998
                                                   -----------     ----------
Assets:
 Vacation accrual                                    $136,456         $129,015
 Reserves (warranty and other)                        181,361          214,189
 Deferred compensation                                 22,802           65,433
 Net operating losses                                  30,762               --
 Stock options                                         11,253           13,435
                                                     --------         --------
                                                      382,634          422,072
Liabilities:
 Depreciation                                        (215,725)        (177,381)
                                                     --------         --------
 Deferred tax asset, net                             $166,909         $244,691
                                                     ========         ========

The Company has approximately $650,000 of net operating losses for state income tax purposes that begin to expire in 2019.

6. COMMITMENTS

OPERATING LEASES

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

The future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

     Year ended November 30,

            2000                                      239,712
            2001                                      149,021
            2002                                       14,029
                                                     --------
     Total minimum lease payment                     $402,762
                                                     ========

The total rental expense for all operating leases was $303,911, $310,377 and $303,147 for the years ended November 30, 1999, 1998 and 1997, respectively. In connection with Magnetran Inc. (See Note 7) total rent paid to the Company's Chairman of the Board was approximately $57,000, $95,000, and $92,000 for the years ended November 30, 1999, 1998, and 1997, respectively.

DISTRIBUTORSHIP AGREEMENT

The Company has an exclusive distributorship agreement with a Japanese company. If the Company terminates the agreement for reasons other than breach of contract, the Company is required to repurchase the demonstration systems and spare parts inventory sold to the distributor at a purchase price equal to a percentage of the original sales price, discounted each year the equipment is held by the distributor. Although there is no intent at November 30, 1999 to terminate the agreement, the obligation to repurchase the demonstration equipment held by the distributor would be approximately $142,000 if terminated.

LICENSE AGREEMENTS

In June 1996, the Company entered into a license agreement with a German company for the non-exclusive rights to its patent on a new plasma process technology. In exchange for the use of the patent the Company paid an initial license fee which is being amortized using the straight-line method and a five year useful life (unamortized license fee is classified in other assets). In addition, during the first five years of the agreement or the shipment of the first fifty plasma processing chambers including the licensed technology, whichever comes first, the Company will pay a specified royalty fee per plasma processing chamber. After this initial time period, the specified royalty fee per plasma processing chamber will be reduced.

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

CONTRACTUAL OBLIGATIONS

The Company has employment agreements with its key executive officers, the terms of which expire at various times through September 2001. The agreements provide for minimum annual total compensation of approximately $670,000. In addition, key officers receive an annual bonus as a percent of net income up to a certain limit.

RESTRUCTURING CHARGE

On June 29, 1998 the Company entered into a performance based, fixed price contract with BDM International, Inc., a wholly owned subsidiary of TRW, Inc. (TRW/BDM) to facilitate the Company's transformation from its existing business processes to an Integrated Supply Chain Management philosophy. Expenditures incurred through November 30, 1999 and 1998 relating to this contract total $815,532 and $924,543 which are included on the income statement in restructuring charge. Total shown on the balance sheet included in accrued restructuring charge is $0 and $744,543 as of November 30, 1999 and 1998. As of November 30, 1999, all accrued restructuring charges for TRW/BDM have been paid.

In addition to the costs associated with the contract above, as a result of the implementation of the new and streamlined business processes, a number of operating activities were no longer required, and certain other activities were over-staffed. Therefore, in November, 1998 and March 1999 the Company downsized its workforce, resulting in a charge of $344,989 and $222,529 respectively, related primarily to severance compensation. These amounts are also included on the income statement in restructuring charge. Total shown on the balance sheet included in accrued restructuring charge is $248,304 and $58,965 as of November 30, 1998 and 1999. Approximately $89,992 of the November 30, 1998 accrual of $248,304 was overstated and reversed and netted against restructuring charge in the income statement in 1999.

Restructuring charge of $1,269,532 was recognized in the fourth quarter of 1998 and the remaining restructuring charge of $948,069 was recognized in the first half of 1999 related to the Integrated Supply Chain Management philosophy.

As of November 30, 1999, all restructuring is complete and all related charges have been paid except for $58,965 which is expected to be paid in Fiscal 2000.

7. SALE OF SUBSIDIARY

On June 30, 1999, the Company disposed of all of the capital stock in its wholly owned subsidiary. Magnetran, Inc. redeemed 95% of the shares, and Magnetran's general manager purchased the remaining 5% of the shares. The total purchase price for the shares was $1,100,000, of which the Company received $300,000 in cash. The remaining $800,000 consists of a promissory note from Magnetran dated June 30, 1999. The principal amount of the note is amortized over 15 years, with a 5-year balloon. Interest and principal are payable monthly at a rate of 7% per year, with the rate of interest increasing by .25% each year thereafter. The note is secured by the shares of Magnetran and has a balance of $789,815 at November 30, 1999 which is included in the captions "Other assets" and "Prepaid expenses and other" assets on the balance sheet. The Company recognized a gain of $84,510 on the sale, net of taxes calculated as follows:

Note receivable from Magnetran                                 $ 800,000

Net cash received from Magnetran                                  48,706
                                                               ---------

Total consideration received                                   $ 848,706

Less recorded net assets (exclusive of cash) of Magnetran       (706,371)

Less expenses associated with sale                                (8,193)
                                                               ---------

Gain on sale of Magnetran, before income taxes                 $ 134,142

Less income taxes                                                (49,632)
                                                               ---------

Gain on sale of Magnetran, net of taxes                        $  84,510
                                                               =========

8. CONCENTRATION OF CREDIT RISK AND FOREIGN INFORMATION

FOREIGN EXCHANGE EXPOSURE

The Company does not have any material market risk sensitive financial instruments. Currently, all of the Company's revenues and expenses are invoiced and paid in U.S. dollars, therefore, fluctuations on exchange rates between the U.S. dollar and such foreign currencies should have no adverse effect on the Company's business, results of operations, and financial condition.


GEOGRAPHIC SALES

                                                     November 30,
                                     -------------------------------------------
                                        1999            1998             1997
                                     -----------      -----------    -----------
Export revenues from the
United States to unaffiliated
foreign customers                    $10,126,337      $16,947,852    $12,110,184
                                     -----------      -----------    -----------

All foreign sales are denominated in U.S. dollars.

CUSTOMER SALES

No sales in excess of 10% of revenue were made to a single customer in 1999, 1998 and 1997. In 1999, 1998 and 1997 net sales to the Company's current Japanese distributor were approximately 8%, 13% and 9% of revenue, respectively.

ACCOUNTS RECEIVABLE

The Company's accounts receivable are concentrated in the following geographic locations:

                                           NOVEMBER 30,
                                 ------------------------------
                                    1999                1998
                                 ------------------------------
United States                    $9,086,274         $10,332,463
Foreign                             524,219           4,510,474
                                 ----------         -----------
Total                            $9,610,493         $14,842,937
                                 ==========         ===========

9. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees over the age of twenty-one. The plan consists of an employee elective contribution and a company matching contribution for each eligible participant. The Company's matching contribution is specified by the Company's Board of Directors, is discretionary and can change from year to year. Forfeitures resulting from a terminated participant's failure to be fully vested in the Company's matching contribution will be used to reduce future contributions of the Company. The Company's contribution for this plan for 1999, 1998 and 1997 was $160,489, $96,160 and $70,428 respectively.

10. SUBSEQUENT EVENTS

On January 28, 2000, Volcano Acquisition Corp. (the "Purchaser"), a Florida corporation and a wholly owned subsidiary of Oerlikon-Buhrle USA, Inc.("Parent"), a Delaware corporation, completed its tender offer (the "Offer") for all of the outstanding shares of voting common stock, par value $.01 per share ("Common Stock"), of the Company, by accepting for payment all of the approximately 10,629,473 shares (the "Shares") of Common Stock which were validly tendered and not withdrawn. Upon completion of the Offer, which was made pursuant to the Agreement and Plan of Merger, dated as of December 20, 1999, among the Company, Parent and the Purchaser (the "Merger Agreement"), Parent acquired beneficial ownership of the Shares which represent approximately 94.46% of the outstanding Common Stock. The Merger Agreement provides that after the purchase of the Shares pursuant to the Offer, the Purchaser will be merged with and into the Company (the "Merger") on the business day on which certain conditions in the Merger Agreement are satisfied or waived.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS

                                     DIRECTOR
               NAME                    AGE      SINCE    PRINCIPAL OCCUPATION
------------------------------------ -------- ---------- ------------------------------------------------------
Ronald H. Deferrari................    59        1975    Founder and Chairman of the Board of Directors since
                                                         1975; President of the Company from 1975 to 1995; Chief
                                                         Executive Officer, Chief Financial Officer and Treasurer
                                                         until September 1998. Re-appointed Chief Executive Officer in March 1999.

Anastasios S. Gianoplus............    69        1989    President of Open Retail Systems, Inc., a supplier of
                                                         software systems and services to the retail industry, since
                                                         July 1995. From August 1988 to June 1995, Mr. Gianoplus served as Executive Vice President of Compex Corporation, a provider of computer systems and services to government and industry.

Richard T. Heglin..................    63        1997    Owner and operator of Richard T. Heglin PE, L.L.C., providing management consulting services in the areas of general management, marketing, distribution and joint ventures.  Former President of
                                                         Leybold Semiconductor Vacuum Systems, a Division of Leybold Vakuum
                                                         GMBH of Cologne, Germany until April 1999. During calendar year
                                                         1998, Mr. Heglin was also President of Balzers and Leybold Taiwan, located in Hsinchu, R.O.C., and has been with the company for more than five years.

Lubek Jastrzebski..................    50        1996    Vice President and founder of Semiconductor Diagnostics Inc. (SDI)
                                                         of Tampa, a provider of sophisticated contamination monitoring equipment to the integrated circuit (IC) industry, for more than
                                                         10 years.


 CURRENT BOARD OF DIRECTORS; COMMITTEES, MEETINGS AND COMPENSATION OF DIRECTORS

The Board of Directors held seven meetings during fiscal 1999. In addition to formal meetings of the Board of Directors and its committees, the directors have frequent informal communications among themselves and with other executives regarding Board and Committee issues. The Board of Directors has no standing nominating committee or committee performing similar functions. The entire Board of Directors serves as the Compensation Committee.

The Audit Committee of the Board of Directors currently consists of Messrs. Gianoplus and Jastrzebski. The Audit Committee has responsibility for reviewing matters involving the retention of auditors, for overseeing internal audit matters, for responding to and resolving issues with the Company's auditors and for reporting on these issues to the Board of Directors for appropriate action. The Audit Committee held one meeting during fiscal 1999.

The Stock Option Committee of the Board of Directors currently consists of Messrs. Gianoplus and Jastrzebski. The Stock Option Committee has responsibility for administering the Company's stock option plans. Under the terms of the Company's 1995 Stock Incentive Plan, each member of the Committee shall be granted on each June 30 annually, an option to purchase 5,000 shares of the Company's Common Stock at an exercise price equal to 60% of the fair market value of the shares on the date the option is granted. All options proposed to be granted by the Stock Option Committee are approved by the entire Board of Directors prior to grant. The Stock Option Committee held one meeting during fiscal 1999.

Mr. Gianoplus, Mr. Heglin and Dr. Jastrzebski are compensated at the rate of $20,000, $15,000, and $15,000 per year, respectively, for services as a director. They are also entitled to reimbursement of expenses. During fiscal 1999, certain directors were granted stock options. Mr. Gianoplus and Dr. Jastrzebski were each granted options to acquire 5,000 shares, on June 30, 1999. The options are exercisable at an exercise price of $1.65. Ronald H. Deferrari receives no separate compensation for services as a director.

Each director other than Mr. Deferrari also received an additional $1,500 per board meeting for meetings held related to potential business combinations.

EXECUTIVE OFFICERS OF THE COMPANY AND KEY EMPLOYEES

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

   NAME                                 AGE           POSITION
   ----                                 ---           --------
   Ronald H. Deferrari                  59            Chairman of the Board and Chief Executive
                                                      Officer
   Ronald S. Deferrari                  36            President
   Edmond A. Richards                   49            Vice President of Engineering & Chief
                                                      Operating Officer
   Stacy L. Wagner                      36            Chief Financial Officer, Treasurer &
                                                      Corporate Secretary
   Dr. Jay N. Sasserath                 37            Vice President of Strategic Marketing &
                                                      Business Unit Director, MEMS and Opto/Tele
                                                      Business Units
   Robert D. Anderson, Jr.              59            Vice President of Operations

   -------------------------

Ronald H. Deferrari is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company and the father of Ronald S. Deferrari. Mr. Deferrari served as President of the Company since its formation in 1975 until Ronald S. Deferrari became President in 1995.

Ronald S. Deferrari has served as President since June 1995. Mr. Deferrari has been employed with the Company in various capacities since 1983. Prior to his current position, he served as Chief Executive Officer, Chief Operating Officer and Director of Sales and Marketing.

Edmond A. Richards, PE, was appointed Chief Operating Officer in July 1999. Mr. Richards has served as Vice President of Engineering since October 1996. From 1994 to 1996, Mr. Richards served as Director of Engineering and has been employed with the Company for over twenty years. Since 1991, Mr. Richards has held various engineering management positions and prior to 1996, he served as General Manager of the Company for 11 years.

Stacy L. Wagner, CPA, was appointed Chief Financial Officer, Treasurer and Corporate Secretary in September 1998. Prior to her current positions, she served as Vice President of Finance and Administration. Ms. Wagner has held various financial managerial positions since her employment in 1993. Prior to joining the Company, Ms. Wagner was employed by Grant Thornton LLP and Coopers & Lybrand.

Dr. Jay N. Sasserath has served as Vice President of Strategic Marketing since December 1996. In addition, Dr. Sasserath is the Business Unit Director of the MEMS and Optoelectronics/Telecommunications business units. Prior to joining the Company, he held various management positions in marketing and technical areas at Materials Research Corporation in New York.

Robert D. Anderson Jr. has served as Vice President of Operations since February 1999. Mr. Anderson brings over 30 years of semiconductor engineering and manufacturing experience to the Company. From 1988 to 1999, Mr. Anderson served in various senior management capacities at Machine Technology, Inc., Fusion Semiconductor Systems and Eaton Semiconductor Equipment Operations. From 1968 to 1988, Mr. Anderson served in various capacities at International Business Machines Corporation ("IBM").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of the copies of such reports received by it or written representations from reporting persons, the Company believes that during the fiscal year ended November 30, 1999, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements, except that during fiscal 1999, the Form 3 for Mr. Anderson was filed late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning compensation for the last three fiscal years paid or accrued by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company who earned more than $100,000 (determined as of November 30, 1999):


                                        ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                        ------------------------------------------------------------------
                                                                                 AWARDS            PAYOUTS
                                                                         ----------------------    -------
                                                               OTHER     RESTRICTED                         ALL OTHER
                                                               ANNUAL      STOCK        OPTIONS/     LTIP    COMPEN-
                             FISCAL     SALARY      BONUS   COMPENSATION  AWARD(S)      SARS        PAYOUTS   SATION
NAME AND PRINCIPAL POSITION  YEAR        ($)       ($)(1)      ($)(2)       ($)          (#)           ($)     ($)
--------------------------- -------    --------   --------  -----------  ----------   ----------   --------   ----
RONALD H. DEFERRARI (3)      1999      $150,000         --    $34,200      --         --           --            --
Chairman of the Board and    1998      $150,000   $100,000    $33,296      --         --           --            --
former Chief Executive       1997      $150,000   $100,000    $33,454      --         --           --            --
Officer, Chief Financial
Officer and Treasurer.
Re-appointed as Chief
Executive Officer in
March 1999

RONALD S. DEFERRARI (4)      1999      $160,000   $110,597    $38,354      --     50,000           --            --
President and Chief          1998      $160,000   $199,529    $35,363      --    125,000           --            --
Executive Officer            1997      $160,000   $250,000    $18,968      --    275,000           --            --
(CEO until March 1999)

EDMOND A. RICHARDS (5)       1999      $146,772   $ 12,500         --      --    135,000           --            --
Vice President of            1998      $146,772   $ 19,953         --      --     50,000           --            --
Engineering and Chief        1997      $146,772   $ 25,201         --      --     80,000           --            --
Operating Officer

STACY L. WAGNER (6)          1999      $100,000   $ 12,500    $ 7,200      --     85,000           --            --
Chief Financial Officer,     1998     $  91,290   $ 39,906    $ 9,300      --     10,000           --            --
Treasurer and Corporate      1997     $  76,370   $ 50,400         --      --     25,000           --            --
Secretary

JAY N. SASSERATH (7)         1999      $112,000         --    $ 7,200      --     17,500           --       $16,288
Vice President of            1998      $112,800   $ 19,953    $ 7,200      --     50,000           --            --
Strategic Marketing and      1997            --         --         --      --         --           --            --
Business Unit Director,
MEMS and Opto/Tele

ROBERT D. ANDERSON, JR. (8)  1999      $ 87,730         --         --      --     25,000           --            --
Vice President of
Operations


(1) Reflects bonuses based on fiscal year net income prior to 1999. Bonuses are paid quarterly based on quarterly net income before bonuses, for the first three fiscal quarters, and are reconciled for the full fiscal year after the fiscal year end. The bonuses are subject to certain limitations, which vary among the individuals. See footnote (4), (5) and (6) below for explanation of 1999 bonus' paid.

(2)  Automobile allowance.

(3) In May 1994, the Company entered into an employment agreement with Ronald H. Deferrari for a term of three years. The agreement was amended in June 1995, and in January 1997, the Board of Directors resolved to permit Mr. Deferrari's employment agreement to renew automatically, in accordance with its terms, for an additional three-year term. Under Mr. Deferrari's current agreement, he receives $150,000 in base salary per year and a bonus equal to 3% of the Company's fiscal year net earnings, such bonus not to exceed $100,000 annually, and reimbursement for payments related to the lease or purchase of two automobiles. Upon termination of the agreement, including termination upon death or disability, Mr. Deferrari is entitled to receive the full compensation provided thereunder for the remainder of the term of the agreement, unless the termination is made by the Company based upon reasonable cause as defined in the agreement, in which case the compensation shall continue for one year from the notice of termination.
    Mr. Deferrari is entitled to terminate the agreement in the event of a change in control of the Company, in which case Mr. Deferrari also will be entitled to receive the full compensation provided thereunder for the remainder of the agreement term. Ronald H. Deferrari is the father of Ronald
    S. Deferrari.

(4) In May 1994, the Company entered into an employment agreement with Ronald S. Deferrari for a term of three years. In June 1995, the agreement was amended to reflect his promotion from Executive Vice President to President. In addition, Mr. Deferrari was entitled to receive $160,000 per year in base salary, an annual bonus equal to 5% of the Company's fiscal year net earnings, such bonus not to exceed $150,000, and reimbursement for payments related to the lease or purchase of two automobiles. In January 1997, the Board of Directors resolved to provide Mr. Deferrari with a new employment agreement for a three-year term, commencing as of January 22, 1997. Under the new agreement, Mr. Deferrari is entitled to receive $160,000 per year in base salary, an annual bonus equal to 5% of the Company's fiscal year net earnings, such bonus not to exceed $250,000, and reimbursement for payments related to the lease or purchase of two automobiles. If the agreement is terminated due to death or disability, Mr. Deferrari is entitled to receive full compensation for the then remaining term of the agreement. If the agreement is terminated by the Company with cause or by Mr. Deferrari without cause, Mr. Deferrari is entitled to receive a severance package of six months salary and benefits (the "severance package") as set forth in the agreement. If the agreement is terminated by the Company without cause, Mr. Deferrari is entitled to receive full compensation for the then remaining term of the agreement as well as the severance package. In the event of a change in control or change in the Board of Directors of the Company (as those terms are defined in the agreement), (a) the term of the agreement will be extended, to the extent necessary, so that there are 18 months remaining in the term from the time of the change in control or change in the Board of Directors; and (b) Mr. Deferrari commits to continue to perform his duties under the agreement for 18 months after the time of the change in control or change in the Board of Directors after which he may terminate the agreement without a loss of benefits, as if the Company had terminated the agreement without cause, except that if Mr. Deferrari terminates the agreement in the event of a change in control or if the Company terminates the agreement subsequent to a change in control, Mr. Deferrari is entitled to receive at least 12 months of salary and benefits. In October 1998, the agreement was amended to reflect Mr. Deferrari's promotion to Chief Executive Officer. Additionally, under the amended agreement, the Board of Directors resolved to remove the annual bonus compensation cap of $250,000. In addition, in the event of a change in control, (a) all stock options granted to Mr. Deferrari under the Company's 1995 Stock Incentive Plan (the "Plan") shall immediately become fully vested and exercisable; and (b) in the event of a change in control, the Stock Option Committee may accelerate the termination of Mr. Deferrari's stock options granted under the Plan to a date no earlier than six months following the date of a change in control. On July 19, 1999, the agreement was amended to extend the initial term of the agreement for an additional one-year period to January 21, 2001. In addition, the agreement was amended to reflect a change in Mr. Deferrari's annual bonus compensation to one-half of one percent (0.5%) on all system, spare parts and labor sales, to be paid quarterly, effective June 1, 1999, having a maximum annual amount of $250,000. Additionally, the agreement was amended to reflect that Mr. Deferrari's duties would be performed in St. Petersburg, Florida.
    Ronald S. Deferrari is the son of Ronald H. Deferrari.

(5) The Company entered into an employment agreement with Mr. Richards for a three-year term, commencing as of January 22, 1997. Under the agreement, Mr. Richards is entitled to receive $146,772 per year in base salary and an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000. If the agreement is terminated due to death or disability or by the Company without cause, Mr. Richards is entitled to receive full compensation for the then remaining term of the agreement. In the event of a change in control (as that term is defined in the agreement),
    (a) the term of the agreement will be extended, to the extent necessary, so that there are 18 months remaining in the term from the time of the change in control; and (b) Mr. Richards commits to continue to perform his duties under the agreement for 18 months after the time of the change in control after which he may terminate the agreement without a loss of benefits, as if the Company had terminated the agreement without cause. On October 1, 1998, the agreement was amended to address the vesting of options granted under the Plan upon a change in control. In the event of a change in control, (a) all stock options granted to Mr. Richards under the Plan shall immediately become fully vested and exercisable; and (b) in the event of a change in control, the Stock Option Committee may accelerate the termination of Mr. Richard's stock options granted under the Plan to a date no earlier than six months following the date of a change in control. On June 30, 1999, the agreement was amended to change the term of the initial agreement to a period of two and one-half years, terminating on June 30, 1999. In addition, the agreement was amended to reflect that Mr. Richards' duties would be performed in St. Petersburg, Florida. During fiscal year 1999, Mr. Richards was awarded a bonus of $12,500 by the Board of Directors for the services and special effort rendered to the Board of Directors related to the merger.

(6) The Company entered into an employment agreement with Stacy L. Wagner for a three-year term, commencing as of January 22, 1997. If the agreement is terminated due to death or disability or by the Company without cause, Ms. Wagner is entitled to receive full compensation for the then remaining term of the agreement. In addition, in the event of a change in control (as that term is defined in the agreement), (a) the term of the agreement will be extended, to the extent necessary, so that there are 12 months remaining in the term from the time of the change in control; and (b) Ms. Wagner commits to continue to perform her duties under the agreement for 12 months after the time of the change in control after which she may terminate the agreement without a loss of benefits, as if the Company had terminated the agreement without cause. The agreement was amended, effective August 19, 1997 to reflect Ms. Wagner's promotion from Vice President of Finance and Controller to Vice President of Finance and Administration. In addition,
    Ms. Wagner is entitled to receive a base salary of $85,000 per year, and an annual bonus equal to 1% of the Company's fiscal year net earnings, such bonus not to exceed $100,000, plus a monthly car allowance of $600. On October 1, 1998, the agreement was amended, to reflect Ms. Wagner's promotion to Chief Financial Officer, Treasurer and Secretary. Under the amended agreement, Ms. Wagner is entitled to receive $100,000 per year in base salary. Additionally, in the event of a change in control, (a) all stock options granted to Ms. Wagner under the Plan shall immediately become fully vested and exercisable; and (b) in the event of a change in control, the Stock Option Committee may accelerate the termination of Ms. Wagner's stock options granted under the Plan to a date no earlier than six months following the date of a change in control. On June 30, 1999, the agreement was amended to change the term of the initial agreement to a period of two and one-half years, terminating on June 30, 1999. In addition, the agreement was amended to reflect that upon a change in control, if the term of the agreement has less than 18 months remaining, the term shall be extended so that an 18 month term remains from the time of the change in control to the end of the term. In the event that more than 18 months of the term exists as of the time of a change in control, there will be no change in the term. Additionally, the agreement was amended to reflect that Ms. Wagner commits to continue to perform her duties under the agreement for a minimum of 18 months after a change in control. At the end of 18 months after a change in control, Ms. Wagner has the option to voluntarily terminate this agreement without a loss of benefits, as if the Company had terminated the agreement "without cause". In addition, the agreement was amended to reflect that Ms. Wagner's would be performed in St. Petersburg, Florida. During fiscal year 1999, Ms. Wagner was awarded a bonus of $12,500 by the Board of Directors for the services and special effort rendered to the Board of Directors related to the merger.

(7) The Company entered into an employment agreement with Jay N. Sasserath for a three-year term, commencing as of October 1, 1998. Under the agreement, Dr. Sasserath is entitled to receive $112,800 per year in base salary and an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000, plus a monthly car allowance of $600. If the agreement is terminated due to death or disability or by the Company without cause, Dr. Sasserath is entitled to receive full compensation for the then remaining term of the agreement. In the event of a change in control (as that term is defined in the agreement), (a) the term of the agreement will be extended, to the extent necessary, so that there are 12 months remaining in the term from the time of the change in control; (b) Dr. Sasserath commits to continue to perform his duties under the agreement for 12 months after the time of the change in control after which he may terminate the agreement without a loss of benefits, as if the Company had terminated the agreement without cause; (c) all stock options granted to Dr. Sasserath under the Plan shall immediately become fully vested and exercisable; and
    (d) in the event of a change in control, the Stock Option Committee may accelerate the termination of Dr. Sasserath's stock options granted under the Plan to a date no earlier than six months following the date of a change in control. On January 28, 1999, the agreement was amended to reflect an increase in the annual bonus equal to 1% of the Company's fiscal year net earnings, such bonus not to exceed $100,000.

(8) On July 7, 1999, the Company entered into a letter agreement with Robert D. Anderson, Jr. Under the letter agreement, Mr. Anderson is entitled to an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000. In addition, in the event of a change in control, the Company will guarantee Mr. Anderson's employment 12 months beyond the change of control date or at the sole option of the new owner pay Mr. Anderson through that date. In consideration for the salary continuance, Mr. Anderson agreed to perform his duties through June 30, 2000.

The following table provides certain information regarding the stock options granted during fiscal 1999 to the executive officers named in the Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL
                                                                                                  REALIZABLE
                                              PERCENT OF                                       VALUE AT ASSUMED
                               NUMBER OF        TOTAL                                       ANNUAL RATES OF STOCK
                                SHARES       OPTIONS/SARS                                   PRICE APPRECIATION FOR
                              UNDERLYING      GRANTED TO     EXERCISE OF                        OPTION TERM
                             OPTIONS/SARS    EMPLOYEES IN    BASE PRICE   EXPIRATION      -----------   -----------
            NAME                GRANTED      FISCAL YEAR        ($/SH)        DATE             5%           10%
            ----             -----------    -------------    -----------  ------------    -----------   -----------
Ronald H. Deferrari........         --             --              --             --             --              --
Ronald S. Deferrari........     50,000             8%          $ 4.75       01/08/02      $  37,436       $  78,613
Edmond A. Richards.........     15,000             2%          $ 4.75       01/08/02      $  11,231       $  23,584
Edmond A. Richards.........     20,000             3%          $ 2.41       04/07/02      $   7,598       $  15,954
Edmond A. Richards.........    100,000            16%          $ 2.75       07/20/02      $  43,347       $  91,025
Stacy L. Wagner............     15,000             2%          $ 4.75       01/08/02      $  11,231       $  23,584
Stacy L. Wagner............     20,000             3%          $ 2.41       04/07/02      $   7,598       $  15,954
Stacy L. Wagner............     50,000             8%          $ 2.75       07/20/02      $  21,673       $  45,513
Jay N. Sasserath...........      7,500             1%          $ 4.75       01/08/02      $   5,615       $  11,792
Jay N. Sasserath...........     10,000             2%          $ 2.41       04/07/02      $   3,799       $   7,977
Robert D. Anderson, Jr.....     25,000             4%          $ 2.41       04/07/02      $   9,497       $  19,943

The following table sets forth information with respect to grants of stock options during fiscal 1999 to the executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                  NUMBER OF                    VALUE OF
                                                                 UNEXERCISED                  UNEXERCISED
                                 SHARES                          OPTIONS/SARS                 OPTIONS/SARS
                                ACQUIRED                         AT FY-END(#)                  FY-END($)*
                                   ON         VALUE       -----------------------------  --------------------------
                NAME            EXERCISE    REALIZED ($)  EXERCISABLE     UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                ----            --------    ------------  -----------     -------------  -----------  -------------
Ronald H. Deferrari............      --            --              --              --             --             --
Ronald S. Deferrari (1)........      --            --         560,000              --      1,763,800             --
Edmond A. Richards (2).........      --            --         165,000         100,000        537,825        562,500
Stacy L. Wagner (3)............  10,000        11,300         130,000          50,000        529,900        281,250
Jay N. Sasserath (4)...........      --            --         117,500              --        266,338             --
Robert D. Anderson, Jr. (5)....      --            --          25,000              --        149,125             --


--------------
* Based on the closing price of the Company's Common Stock on November 30, 1999 as quoted on The Nasdaq Stock Market.

(1) Of the 560,000 stock options held by Mr. Deferrari on November 30, 1999 (a) 110,000 were granted on April 30, 1996, expire on April 30, 2000, and became exercisable on October 30, 1996, at an exercise price of $3.87 per share;
    (b) 150,000 were granted on May 6, 1997, expire on May 6, 2000, and became exercisable on November 6, 1997, at an exercise price of $4.12 per share;
    (c) 125,000 were granted on August 19, 1997, expire on August 19, 2000, and became exercisable on February 19, 1998, at an exercise price of $6.97 per share; (d) 125,000 were granted on January 13, 1998, expire on January 13, 2001, and became exercisable on July 13, 1998, at an exercise price of $6.19 per share; and (e) 50,000 were granted on January 8, 1999, expire on January 8, 2002, and became exercisable on July 8, 1999, at an exercise price of $4.75 per share.

(2) Of the 165,000 currently exercisable stock options held by Mr. Richards on November 30, 1999 (a) 50,000 were granted on May 6, 1997, expire on May 6, 2000, and became exercisable on November 6, 1997, at an exercise price of $4.12 per share; (b) 30,000 were granted on August 19, 1997, expire on August 19, 2000, and became exercisable on February 19, 1998, at an exercise price of $6.97 per share; (c) 50,000 were granted on January 13, 1998, expire on January 13, 2001, and became exercisable on July 13, 1998, at an exercise price of $6.19 per share; (d) 15,000 were granted on January 8, 1999, expire on January 8, 2002, and became exercisable on July 8, 1999, at an exercise price of $4.75 per share; and (e) 20,000 were granted on April 7, 1999, expire on April 7, 2002, and became exercisable on October 7, 1999 at an exercise price of $2.41 per share. Mr. Richards also holds currently unexercisable options to purchase 100,000 options which were granted on July 20, 1999, expire on July 20, 2002, and become exercisable on January 20, 2000 at a price of $2.75 per share.

(3) Of the 130,000 currently exercisable stock options held by Ms. Wagner on November 30, 1999 (a) 50,000 were granted on April 30, 1996, expire on
    April 30, 2000, and became exercisable on October 30, 1996, at an exercise price of $3.87 per share; (b) 10,000 were granted on June 26, 1996, expire on June 26, 2000, and became exercisable on December 26, 1996, at an exercise price of $5.25 per share; (c) 15,000 were granted on May 6, 1997, expire on May 6, 2000, and became exercisable on November 6, 1997, at an exercise price of $4.12 per share; (d) 10,000 were granted on August 19, 1997, expire on August 19, 2000, and became exercisable on February 19, 1998, at an exercise price of $6.97 per share; (e) 10,000 were granted on January 13, 1998, expire on January 13, 2001, and became exercisable on July 13, 1998, at an exercise price $6.19 per share; (f) 15,000 were granted on January 8, 1999, expire on January 8, 2002, and became exercisable on July 8, 1999, at an exercise price of $4.75 per share; and (g) 20,000 were granted on April 7, 1999, expire on April 7, 2002, and became exercisable on October 7, 1999, at an exercise price of $2.41 per share. Ms. Wagner also holds currently unexercisable options to purchase 50,000 options which were granted on July 20, 1999, expire on July 20, 2002, and become exercisable on January 20, 2000 at a price of $2.75 per share.

(4) Of the 117,500 stock options held by Dr. Sasserath on November 30, 1999 (a) 50,000 were granted on August 19, 1997, expire on August 19, 2000, and became exercisable on February 19, 1998, at an exercise price of $6.97; (b) 50,000 were granted on January 13, 1998, expire on January 13, 2001, and became exercisable on July 13, 1998, at an exercise price of $6.19 per share; (c) 7,500 were granted on January 8, 1999, expire on January 8, 2002, and became exercisable on July 8, 1999, at an exercise price of $4.75 per share; and (d) 10,000 were granted on April 7, 1999, expire on April 7, 2002, and became exercisable on October 7, 1999, at an exercise price of $2.41 per share.

(5) Of the 25,000 stock options held by Mr. Anderson on November 30, 1999, all 25,000 were granted on April 7, 1999, expire on April 7, 2002, and became exercisable on October 7, 1999, at an exercise price of $2.41 per share.

                       EMPLOYMENT AGREEMENT AMENDMENTS AND
               SEVERANCE AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

In connection with the Offer, the Purchaser requested that the Company enter into Employment Agreement Amendments with Mr. Edmond A. Richards and Ms. Stacy
L. Wagner (the "Employment Agreement Amendments"). The Employment Agreement Amendments shall only become effective upon the Closing of the Offer. The amendments are substantially similar in that each Employment Agreement Amendment extends the term of each Employment Agreement for a period of three (3) years following the Closing of the Offer. The Employment Agreement Amendments also extended the non-compete period such that each of the named Executive Officers will be prohibited from competing with Plasma-Therm for a period of two (2) years following the termination of the Employment Agreements, regardless of the reason for such termination.

The Purchaser also requested that the Company enter into a Termination, Noncompetition and Mutual Release Agreement with Mr. Ronald S. Deferrari, the current President of the Company (the "Departure Agreement"). The Departure Agreement will only become effective upon the Closing of the Offer. Pursuant to the Departure Agreement, Mr. Deferrari will be paid the sum of One Million Dollars ($1,000,000) payable in one lump sum due one day after Closing of the Offer. Additionally, the term of Mr. Deferrari's non-compete provision will be extended to cover the two (2) year period following the Closing of the Offer.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of all of the members of the Board of Directors. Stock option grants are considered part of the overall compensation for executive officers and directors of the Company, and members of the Stock Option Committee are granted options pursuant to a specified formula under the Company's 1995 Stock Incentive Plan. Anastasios S. Gianoplus and Lubek Jastrzebski were each granted options to purchase 5,000 shares during fiscal 1999.

                        REPORT BY THE BOARD OF DIRECTORS
                            ON EXECUTIVE COMPENSATION

The Board of Directors reviews annually the compensation to be paid to the Company's executive officers. In making such review, the Board of Directors evaluates information supplied by management. The compensation provided by the Company to executive officers includes salary, stock options and bonuses. The Company's compensation policies are structured to enable the Company to attract, retain and motivate highly qualified executive officers and to reward contributions to the Company's success. The objective is to provide a management team that will consistently produce superior results for the Company and its shareholders. The Board of Directors negotiates employment agreements, including provisions for salary and bonuses, with each of the Company's executive officers. Currently, pursuant to the Company's employment agreements with its executive officers, each executive officer receives a fixed annual base salary and a bonus equal to a fixed percentage of the Company's net earnings for each fiscal year during the term of the agreement, with the exception of Ronald S. Deferrari. On July 19, 1999, Mr. Deferrari's agreement was amended to reflect a change in his annual bonus compensation to one-half of one percent (0.5%) on all systems, spare parts and labor sales, to be paid quarterly, effective June 1, 1999.

SALARY. The Board of Directors' policy is to negotiate salaries including the salary of Ronald H. Deferrari, the Company's Chairman and Chief Executive Officer, in relation to the contribution of each incumbent and to grant merit increases based on individual performance. The Board of Directors considers the financial condition of the Company, earnings in an absolute manner and in relation to the previously established business plan, other measures of business success and the degree of difficulty in achieving these levels. Executive officer compensation for the last three years is set forth in the Summary Compensation Table.

STOCK OPTIONS/BONUSES. The Board of Directors believes that providing a portion of an executive's annual incentive compensation in the form of stock options in addition to cash bonuses encourages the executive to share with outside shareholders the goals of increasing the value of the Company's stock and contributing to the success of the Company. The Board of Directors encourages stock ownership by management. Option grants are based upon the contributions of each individual executive toward achievement of corporate and individual goals during the previous fiscal year. Ronald H. Deferrari, the Company's founder and Chief Executive Officer, has not been granted options to acquire the Company's Common Stock since its inception. Executive officer stock option grants for the last three years are listed in the Summary Compensation Table. Similarly, bonus formulas are based on the Company's net earnings and revenues, instead of other measures of performance, because net earnings have a significant effect on the market price of the Common Stock.

In May 1994, the Company entered into a three-year employment agreement with Ronald H. Deferrari, the Company's founder and former Chief Executive Officer. Pursuant to the agreement, Mr. Deferrari receives $150,000 in base salary per year and a bonus equal to 5% of the Company's net earnings, for each fiscal year during the term of the agreement, such bonus not to exceed $100,000. Additionally, Mr. Deferrari receives reimbursement for lease payments and other expenses related to two automobiles. In June 1995, Mr. Deferrari's bonus percentage was decreased from 5% to 3% of the Company's fiscal year net earnings. Mr. Deferrari suggested such decrease so that certain other key employees could receive bonuses without increasing the overall size of the bonus pool. In January 1997, the Board of Directors resolved to permit Mr. Deferrari's employment agreement to renew automatically, in accordance with its terms, for an additional three-year term. In September, 1998, Mr. Deferrari resigned as Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. In March 1999, the Board of Directors re-appointed Mr. Deferrari as Chief Executive Officer. See Footnote (3) to the Summary Compensation Table.

In May 1994, the Company entered into a three-year employment agreement with Ronald S. Deferrari. The agreement was amended in June 1995 to reflect Mr. Deferrari's promotion from Executive Vice President to President. Pursuant to this agreement, Mr. Deferrari was entitled to receive $160,000 per year in base salary, an annual bonus equal to 5% of the Company's fiscal year net earnings, such bonus not to exceed $150,000, and reimbursement for lease payments and expenses related to two automobiles. In January 1997, the Board of Directors resolved to provide Mr. Deferrari with a new employment agreement for a three-year term, with an increase in the annual bonus compensation cap to $250,000. In October 1998, the agreement was amended to reflect Mr. Deferrari's promotion to Chief Executive Officer, and to address the vesting of options granted under the Plan upon a change in control. Additionally, under the amended agreement, the Board of Directors resolved to remove the annual bonus compensation cap of $250,000. On July 19, 1999, the agreement was amended to extend the initial term of the agreement for an additional one-year period to January 21, 2001. In addition, the agreement was amended to reflect a change in Mr. Deferrari's annual bonus compensation to one-half of one percent (0.5%) on all system, spare parts and labor sales, to be paid quarterly, effective June 1, 1999, having a maximum annual amount of $250,000. Additionally, the agreement was amended to reflect that Mr. Deferrari's duties would be performed in St. Petersburg, Florida. See Footnote (4) to the Summary Compensation Table.

Effective January 22, 1997, the Company entered into an employment agreement with Edmond A. Richards for a three-year term. Under the agreement, Mr. Richards is entitled to receive $146,772 per year in base salary and an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000. On October 1, 1998, the agreement was amended to address the vesting of options granted under the Plan upon a change in control. On June 30, 1999, the agreement was amended to change the term of the initial agreement to a period of two and one-half years, terminating on June 30, 1999. In addition, the agreement was amended to reflect that Mr. Richards' duties would be performed in St. Petersburg, Florida. See Footnote (5) to the Summary Compensation Table.

The Company entered into an employment agreement with Stacy L. Wagner for a three-year term, commencing as of January 22, 1997. The agreement was amended, effective August 19, 1997, to reflect Ms. Wagner's promotion to Vice President of Finance and Administration. Under the amended agreement, Ms. Wagner is entitled to receive $85,000 per year in base salary and an annual bonus equal to 1% of the Company's fiscal year net earnings, such bonus not to exceed $100,000, plus a monthly car allowance of $600. On October 1, 1998, the agreement was amended, to reflect Ms. Wagner's promotion to Chief Financial Officer, Treasurer and Secretary, and an increase in Ms. Wagner's base salary to $100,000 per year. Additionally, the amended agreement addresses the vesting of options granted under the Plan upon a change in control. On June 30, 1999, the agreement was amended to change the term of the initial agreement to a period of two and one-half years, terminating on June 30, 1999. In addition, the agreement was amended to reflect that upon a change in control, if the term of the agreement has less than 18 months remaining, the term shall be extended so that an 18 month term remains from the time of the change in control to the end of the term. In the event that more than 18 months of the term exists as of the time of a change in control, there will be no change in the term. Additionally, the agreement was amended to reflect that Ms. Wagner commits to continue to perform her duties under the agreement for a minimum of 18 months after a change in control. At the end of 18 months after a change in control, Ms. Wagner has the option to voluntarily terminate this agreement without a loss of benefits, as if the Company had terminated the agreement "without cause". In addition, the agreement was amended to reflect that Ms. Wagner's duties would be performed in St. Petersburg, Florida. See Footnote (6) to the Summary Compensation Table.

Effective October 1, 1998, the Company entered into an employment agreement with Jay N. Sasserath for a three-year term. Under the agreement, Dr. Sasserath is entitled to receive $112,800 per year in base salary and an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000, plus a monthly car allowance of $600. On January 28, 1999, the agreement was amended to reflect an increase in the annual bonus equal to 1% of the Company's fiscal year net earnings, such bonus not to exceed $100,000. See Footnote (7) to the Summary Compensation Table.

On July 7, 1999, the Company entered into a letter agreement with Robert D. Anderson, Jr. Under the letter agreement, Mr. Anderson is entitled to an annual bonus equal to 0.5% of the Company's fiscal year net earnings, such bonus not to exceed $50,000. In addition, in the event of a change in control, the Company will guarantee Mr. Anderson's employment 12 months beyond the change of control date or at the sole option of the new owner pay Mr. Anderson through that date. In consideration for the salary continuance, Mr. Anderson agreed to perform his duties through June 30, 2000. See Footnote (8) to the Summary Compensation Table.

SECTION 162(m). Section 162(m) to the Internal Revenue Code of 1986, as amended (the "Code"), prohibits a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1 million per year (the "Dollar Limitation"). A covered employee is any employee who appears in the Summary Compensation Table who also is employed by the Company on the last day of the Company's calendar year. The Compensation Committee does not expect the deductibility of compensation paid in 1999 to any executive officer to be affected by Section 162(m). The Compensation Committee may consider alternatives to its existing compensation programs in the future with respect to qualifying executive compensation for deductibility.

The Company generally is entitled to a tax deduction upon an employee's exercise of nonqualified options in an amount equal to the excess of the value of the shares on the date of exercise over the exercise price. Such deduction is considered compensation for purposes of the Dollar Limitation with respect to options having an exercise price less than fair market value at the date of grant. Deductibility of compensation in future years to the named executive officers may be affected by the Dollar Limitation if they remain covered employees and exercise options in amounts which would result in compensation to them exceeding the Dollar Limitation in any year. As of November 30, 1999, five named executive officers, Ronald S. Deferrari, Edmond A. Richards, Stacy L. Wagner, Jay N. Sasserath and Robert D. Anderson, Jr. held then currently exercisable options to acquire 560,000 165,000, 130,000, 117,500 and 25,000 shares, respectively, of the Company's Common Stock, with values based on the closing price of the Company's Common Stock as reported on The Nasdaq Stock Market of approximately $4,690,000, $1,381,875, $1,088,750, $984,063, and
$209,375 respectively. Mr. Richards and Ms. Wagner also hold options to purchase 100,000 and 50,000 shares, respectively, which become exercisable on January 20, 2000, with values based on the closing price of the Company's Common Stock as reported on The Nasdaq Stock Market of approximately $837,500 and $418,750, respectively. Ronald S. Deferrari, Edmond A. Richards, Stacy L. Wagner, Jay N. Sasserath and Robert D. Anderson, Jr. each have agreed to cooperate with the Company in exercising their options so as to minimize any loss of deductibility due to the Dollar Limitations, however, no assurances can be given in that regard. Ronald H. Deferrari, the Company's Chairman, has not been granted any options to acquire the Company's Common Stock since its inception.

                                       Members of the Board of Directors:




                                       Ronald H. Deferrari, Chairman
                                       Anastasios S. Gianoplus
                                       Richard T. Heglin
                                       Lubek Jastrzebski

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 10, 2000, based on 11,252,311 shares of the Company's Common Stock outstanding on that date, by (i) each person who is known to beneficially own more than 5% of the Company's Common Stock, computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended; (ii) each of the Company's directors; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers of the Company as a group. The shareholders listed possess sole voting and investment power with respect to the shares listed.

                                      AMOUNT                   PERCENT
                                   BENEFICIALLY                   OF
NAME OF BENEFICIAL OWNER             OWNED(1)                   CLASS
------------------------         --------------               ---------

Ronald H. Deferrari               2,038,300(2)                    18.11%
10050 16th Street North
St. Petersburg, FL  33716

Anastasios S. Gianoplus              45,000(3)                         *
10050 16th Street North
St. Petersburg, FL 33716

Richard T. Heglin                     6,000(4)                         *
10050 16th Street North
St. Petersburg, FL 33716

Lubek Jastrzebski                    45,000(5)                         *
10050 16th Street North
St. Petersburg, FL 33716

Ronald S. Deferrari                 581,892(6)                     4.93%
10050 16th Street North
St. Petersburg, FL 33716

Edmond A. Richards                  281,000(7)                     2.44%
10050 16th Street North
St. Petersburg, FL 33716

Stacy L. Wagner                     218,000(8)                     1.91%
10050 16th Street North
St. Petersburg, FL 33716

Dr. Jay N. Sasserath                117,500(9)                     1.03%
10050 16th Street North
St. Petersburg, FL 33716

Robert D. Anderson, Jr.              25,000(10)                        *
10050 16th Street North
St. Petersburg, FL 33716

Executive officers and
Directors as a group
(9 persons)                          3,357,692                    26.90%

*Less than 1% of the outstanding stock.

(1) The named shareholders have sole voting and dispositive power with respect to all shares shown as being beneficially owned by them, except as otherwise indicated.

(2) The number of shares reflected includes (i) 500,000 shares owned by the Ronald H. Deferrari Revocable Trust U/T/A 8/9/97 for which Ronald H. Deferrari is the sole trustee; (ii) 390,000 shares held by the R & C Deferrari Family Limited Partnership (the "R&C Deferrari FLP"), the general partner of which is R & C Management, Inc.; (iii) 390,000 shares held by the R & S Deferrari Family Limited Partnership (the "R&S Deferrari FLP"), the general partner of which is R & S Management, Inc.; and (iv) 320,000 shares held by the R & D Deferrari Family Limited Partnership (the "R&D Deferrari FLP"), the general partner of which is R & D Management, Inc. Ronald H. Deferrari is the sole limited partner and is the sole officer, director and shareholder of the general partners of the R&C Deferrari FLP, the R&S Deferrari FLP and the R&D Deferrari FLP, and has sole voting and dispositive power over the shares owned thereby. Ronald H. Deferrari is the founder of the Company. His address is 10050 16th Street North, St. Petersburg, Florida 33716. Ronald H. Deferrari is the father of Ronald S. Deferrari.

(3) The number of shares reflected includes 20,000, 5,000 and 5,000 shares which Mr. Gianoplus has the right to acquire pursuant to currently exercisable stock options at exercise prices of $4.12, $6.97 and $6.19 per share, respectively. The number of shares reflected does not include 5,000 shares which Mr. Gianoplus has the right to acquire pursuant to a stock option exercisable after June 30, 2000, at an exercise price of $1.65 per share.

(4) The number of shares reflected includes 5,000 shares which Mr. Heglin has the right to acquire pursuant to currently exercisable stock options at a price of $6.19 per share.

(5) The number of shares reflected includes 5,000, 20,000, 5,000, 5,000, 5,000 and 5,000 shares which Dr. Jastrzebski has the right to acquire pursuant to currently exercisable stock options at exercise prices of $3.87, $4.12, $3.60, $6.97, $6.19 and $3.75 per share, respectively. The number of shares reflected does not include 5,000 shares which Dr. Jastrzebski has the right to acquire pursuant to a stock option exercisable after June 30, 2000, at an exercise price of $1.65 per share.

(6) The number of shares reflected includes 110,000, 150,000, 125,000, 125,000 and 50,000 shares which Mr. Deferrari has the right to acquire pursuant to currently exercisable stock options at exercise prices of $3.87, $4.12, $6.97, $6.19 and $4.75 per share, respectively. Ronald S. Deferrari is the son of Ronald H. Deferrari.

(7) The number of shares reflected includes 50,000, 30,000, 50,000, 15,000 and 20,000 shares which Mr. Richards has the right to acquire pursuant to currently exercisable stock options at exercise prices of $4.12, $6.97, $6.19, $4.75 and $2.41 per share, respectively. The number of shares reflected also includes 100,000 shares which Mr. Richards has the right to acquire pursuant to a stock option exercisable after January 20, 2000, at an exercise price of $2.75 per share.

(8) The number of shares reflected includes 50,000, 10,000, 15,000, 10,000, 10,000, 15,000 and 20,000 shares which Ms. Wagner has the right to acquire pursuant to currently exercisable stock options at exercise prices of $3.87, $5.25, $4.12, $6.97, $6.19, $4.75 and $2.41 per share, respectively. The number of shares reflected also includes 50,000 shares which Ms. Wagner has the right to acquire pursuant to a stock option exercisable after January 20, 2000, at an exercise price of $2.75 per share.

(9) The number of shares reflected includes 50,000, 50,000, 7,500 and 10,000 shares which Dr. Sasserath has the right to acquire pursuant to currently exercisable stock options at exercise prices of $6.97, $6.19, $4.75 and $2.41 per share, respectively.

(10) The number of shares reflected includes 25,000 shares which Mr. Anderson has the right to acquire pursuant to a currently exercisable stock option at an exercise price of $2.41 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 1, 1994, Magnetran, Inc. ("Magnetran"), the Company's subsidiary located in New Jersey, entered into a five-year gross lease for approximately 17,750 square feet, with Ronald H. Deferrari, the Company's founder and Chairman of the Board. The premises were leased by Magnetran at an initial annual base rental of $86,841, which escalates 3% annually. At the expiration of the initial term of the lease, Magnetran has an option to renew the lease for five years with a 3% increase each year. The lease rental paid to Ronald H. Deferrari for the year ended November 30, 1999 was approximately $57,000. The Company believes that the terms of the lease are generally as favorable to the Company as could be obtained from unaffiliated third parties. Magnetran was sold by the Company on June 30, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The following documents are filed as part of this Form 10-K:

            (1)      Consolidated Financial Statements

                     The index to the Consolidated Financial Statements of the Company is included on page 22 in Part II, Item 8.

            (2)      Financial Statement Schedules

                     (a) Schedule II - Valuation and Qualifying Accounts

                     All other schedules are omitted either because the schedule is inapplicable or the required information is included elsewhere in the Financial Statements.

            (3)      Reports on Form 8-K

                     The Company filed no reports on Form 8-K during the quarter ended November 30, 1999.

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

    4.2* Amendment dated November 1, 1988, to the Note and Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit 4.2 to the Registrant's Annual Report Form 10-K for the year ended November 30,
                         1988).

    4.3* Amendment dated July 21, 1989 to the Note and Warrant Agreements between the Registrant and Atalanta Investment Company (Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended November 30,
                         1989).

    4.4* Warrant dated as of July 24, 1987 between the Registrant and Ronald H. Deferrari (Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1987).

    4.5* Stock Option Plan of the Registrant, dated December 1, 1988. (Exhibit 4.4 to the Registrant's 1988 Form 10-K).

    4.6* 1995 Stock Incentive Plan of the Registrant, dated June 14, 1995 (Exhibit 4 to the Registrant's 1995 Form S-8).

    4.7* Form of stock certificate (Exhibit 4.6 to the Registrant's 1994 Form 10-K).

    4.8* The Company's 1995 Stock Incentive Plan, as Amended and Restated Effective as of May 6, 1997.

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

   10.11* Amendment to Employment Agreement between the Registrant and Edmond A. Richards, dated October 9, 1996.

   10.12*                Employment Agreement between the Registrant and Edmond
                         A. Richards, dated January 22, 1997.

   10.13*                Employment Agreement between the Registrant and Ronald
                         S. Deferrari, dated January 22, 1997.

   10.14*                Employment Agreement between the Registrant and Stacy
                         L. Wagner, dated January 22, 1997.

   10.15* Amendment to Employment Agreement between Registrant and Stacy L. Wagner, effective August 19, 1997 (Exhibit
                         10.15 to the Registrant's May 31, 1998 Form 10-Q).

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

   10.36* Registrant's 401(k) Savings Plan Summary Plan Description dated July 1, 1992 (Exhibit 10.25 to the Registrant's 1992 Form 10-K).

   10.37*                Registrant's 401(k) Adoption and Trust Agreement dated
                         January 1, 1995.

   10.38* Distributorship Agreement between the Registrant and Hakuto Co., Ltd., dated August 1, 1995 (Exhibit 10.38 to the Registrant's 1995 Form 10-K).

   10.39* Note and Security Agreement dated March 6, 1996 between the Registrant and NationsBank Leasing Corporation. (Exhibit 10.39 to the February 29, 1996 Form 10-Q).

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

   10.46* License Agreement Amendment dated August 2, 1997 between the Registrant and Robert Bosch GmbH.

   10.47* Loan Agreement dated March 25, 1998 between the Company and NationsBank, N.A. (South) including Amendment to Credit Agreement, Amendment to Security Agreement, Amendment to Negative Pledge Agreement, Guaranty Agreement, Line of Credit Note and Line of Credit Consolidation Note (Exhibit 10.47 to the Registrant's May 31, 1998 Form 10-Q).

   10.48*                Employment Agreement between the Registrant and Jay N.
                         Sasserath, dated October 1, 1998.

   10.49*                Performance Based Firm Fixed Price Contract dated
                         June 29, 1998 between the Registrant and BDM
                         International, Inc., a wholly owned subsidiary of TRW, Inc. (Due to the confidential nature, this contract has been filed without exhibits. The Company offers to file the exhibits as a supplement at the request of the
                         SEC).

   10.50* License Agreement dated January 4, 1999 between the Registrant and Applied Materials, Inc.

   10.51* Amendment No. 1 to Employment Agreement between Registrant and Ronald S. Deferrari, dated October 1, 1998.

   10.52* Design Agreement dated May 4, 1998 between the Registrant and Facility Planning and Resources.

   10.53* Design Agreement dated July 21, 1998 between the Registrant and The Perry Company.

   10.54* Construction Agreement dated February 5, 1999 between the Registrant and The Perry Company.

   10.55* Construction Loan Agreement, Promissory Note, and Mortgage, Assignment of Rents and Security Agreement dated February 18, 1999 between the Registrant and The Perry Company.

   10.56* Loan Agreement dated May 31, 1999 between the Registrant and NationsBank, N.A. (South) (including Third Amendment to Credit Agreement, Second Amendment to Security Agreement, Ratification and Reaffirmation of Guaranty Agreement, Line of Credit Promissory Note).

   10.57* Promissory Note dated May 27, 1999 between the Registrant and NationsBank, N.A., including Mortgage, Assignment of Rents and Security Agreement, and Guaranty Agreement.

   10.58* Real Estate Purchase and Sale Agreement dated April 21, 1999 between Registrant and M.K.C., Inc., including First Amendment to Real Estate and Purchase and Sale Agreement dated April 29, 1999, Assumption and Hold Harmless Agreement dated May 27, 1999, Hold Harmless Agreement dated May 27, 1999, and Agreement dated May 27, 1999.

   10.59* Amendment to Construction Agreement dated May 31, 1999 between the Registrant and The Perry Company.

   10.60* Stock Purchase and Redemption Agreement dated June 21, 1999 between the Registrant and Magnetran, Inc. and George McCauley, including Promissory Note dated June 30, 1999 from Magnetran, Inc. to the Registrant, and Stock Pledge and Security Agreement dated June 30, 1999 between the Registrant, Magnetran, Inc., George McCauley and U.S. Bank Trust National Association.

   10.61* Amendment No. 3 to Employment Agreement dated June 30, 1999 between Registrant and Stacy L. Wagner.

   10.62* Amendment No. 2 to Employment Agreement dated June 30, 1999 between Registrant and Edmond A. Richards.

   10.63* Amendment No. 2 to Employment Agreement between Registrant and Ronald S. Deferrari, dated July 19, 1999.

   10.64                 Fourth Amendment to Credit Agreement dated December 29,
                         1999.

   10.65 Modification Agreement dated January 6, 2000 between the Registrant and NationsBank, N.A., of Construction Loan Agreement dated February 18, 1999.

   10.66 Employment Agreement dated June 1, 1999 between the Registrant and Dr. Christopher Constantine.

   10.67 Employment Agreement dated August 16, 1999 between the Registrant and Lynn E. Ochs.

   10.68* Form of Amendment to Employment Agreement between the Registrant and certain name Executive Officers. (Exhibit (C)(2) to Schedule 14D-9)

   10.69* Termination, Noncompetition and Mutual Release Agreement dated December 20, 1999 between the Company and Ronald S. Deferrari. (Exhibit (C)(4) to Schedule 14D-9)

   21                    Subsidiary of Registrant.

   23                    Consent of Grant Thornton LLP.

   27                    Financial Data Schedule (for SEC use only).

------------------
* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLASMA-THERM, INC.

                                         /s/ RONALD S. DEFERRARI
                                         ------------------------------
                                         Ronald S. Deferrari, President

Date: 2/18/00
     ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant in the capacities have signed this report below on the dates indicated.

By: /s/ RONALD H. DEFERRARI
    ------------------------------------
    Ronald H. Deferrari, Chairman of the Board
    and Chief Executive Officer

Date: 2/18/00
     ----------------------------

By: /s/ A.S. GIANOPLUS
    -------------------------------------
    A.S. Gianoplus, Director, Chairman of the Audit
    and Stock Option Committees

Date: 2/18/00
     ----------------------------

By: /s/ RICHARD T. HEGLIN
    ------------------------------------
    Richard T. Heglin, Director

Date: 2/18/00
     ----------------------------

By: /s/ LUBEK JASTRZEBSKI
    ------------------------------------
    Lubek Jastrzebski, Director

Date: 2/18/00
     -----------------------------

By: /s/ STACY L. WAGNER
    ------------------------------------
    Stacy L. Wagner, Chief Financial Officer,
    Treasurer and Corporate Secretary

Date: 2/18/00
     -----------------------------

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON THE SCHEDULE


Board of Directors
Plasma-Therm, Inc.

In connection with our audit of the consolidated financial statements of Plasma-Therm, Inc. and Subsidiary referred to in our report dated January 14, 2000, which is included in the Annual Report on Form 10-K for the year ended November 30, 1999, we have also audited Schedule II for each of the three years in the period ended November 30, 1999. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

                                               GRANT THORNTON LLP



Tampa, Florida
January 14, 2000

                        PLASMA-THERM, INC. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------
            COL. A                      COL. B                 COL. C                  COL. D        COL. E
--------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                   -------------------------------
                                     BALANCE AT      CHARGED TO       CHARGED TO                    BALANCE AT
                                    BEGINNING OF     COSTS AND      OTHER ACCOUNTS   DEDUCTIONS -     END OF
       DESCRIPTION                     PERIOD         EXPENSES        - DESCRIBE      DESCRIBE        PERIOD
--------------------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30, 1999

     Warranty Liability              $  350,000    $ 1,167,186 (1)    $     --       $1,067,186    $  450,000

     Accrued Restructuring Charge    $  992,847    $   948,069 (2)    $     --        1,881,951    $   58,965


YEAR ENDED NOVEMBER 30, 1998

     Warranty Liability              $  350,000    $   897,038 (1)    $     --       $  897,038    $  350,000

     Accrued Restructuring Charge    $       --    $ 1,269,532 (2)    $     --          276,685    $  992,847


YEAR ENDED NOVEMBER 30, 1997:

     Warranty Liability              $  610,000    $   427,800 (1)    $     --       $  687,800    $  350,000

(1) Costs incurred for warranty repair during the year (inclusive of a $100,000 increase in the warranty liability in 1999, and a $260,000 reduction in the warranty liability in 1997).

(2)    Costs incurred for restructuring during the year.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                  DESCRIPTION
  -------                -----------

   10.64                 Fourth Amendment to Credit Agreement dated December 29,
                         1999.

   10.65 Modification Agreement dated January 6, 2000 between the Registrant and NationsBank, N.A., of Construction Loan Agreement dated February 18, 1999.

   10.66 Employment Agreement dated June 1, 1999 between the Registrant and Dr. Christopher Constantine.

   10.67 Employment Agreement dated August 16, 1999 between the Registrant and Lynn E. Ochs.

   23                    Consent of Grant Thornton LLP.

   27                    Financial Data Schedule (for SEC use only).